Form 10-K
period 2005-12-31
AHERN RENTALS INC
filed 2006-03-29
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number:  333-128688

AHERN RENTALS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	88-0381960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4241 South Arville Street
Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

(702) 362-0623

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of March 1, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was
$-0-.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 24, 2006
Common Stock no par value per share	1,000 shares

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under Item “1A - Risk Factors.” You should carefully review the risks described in this report and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2006. When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1.                    BUSINESS

We are an equipment rental company with locations primarily in the southwestern United States. We serve a diverse base of customers, including commercial and residential construction companies, industrial companies, utilities, convention centers, municipalities and homeowners. Founded in 1953 with one location in Las Vegas, Nevada, we have expanded through organic growth and today offer our rental equipment to customers through our 32 branches in Nevada, California, Arizona, Utah, Texas, Oregon, Colorado and New Jersey.

Our rental fleet includes:

•  over 12,600 high reach units, such as scissor lifts, forklifts and boom lifts; and

•  over 9,300 general rental units, comprised of ground engaging units, such as backhoes, skidsteers, skiploaders and trenchers; and other rental units, including compressors, generators, light towers, welders and other equipment.

For the year ended December 31, 2005, we generated 69% of our revenues from high reach equipment rental, 20% of our revenues from general equipment rental and 11% of our revenues from the sale of new and used rental equipment, and related merchandise, parts and services.

Our principal executive offices are located at 4241 South Arville Street, Las Vegas, Nevada 89103. Our main telephone number is (702) 362-0623, and our Web site is http://www.ahernrentals.com. The content of our Web site is not part of this report.

Operations

We are an S corporation, incorporated under the laws of the state of Nevada in 1997. We rent a broad range of equipment and sell new and used rental equipment as well as parts and supplies related to our rental equipment and merchandise used by the construction industry. We also provide maintenance and repair services. As of December 31, 2005, we operated 32 rental branches in eight states.

Equipment Rentals.   Our rental equipment includes a wide array of items from bulldozers and boom lifts to ladders and lawnmowers. Our primary focus is on high reach equipment. The breadth of our rental offerings allows us to meet virtually all of the equipment needs of our customers, from the largest contractor to the individual homeowner.

All of our high reach equipment is kept in our floating fleet. Our floating fleet is not assigned to a specific rental branch, but is instead shared among all of our rental branches. As a result, we can quickly reallocate high reach equipment among branches in accordance with changing customer demand. Most of our other rental equipment, although it may be assigned to individual branches, also is available to any branch based on demand. Using a floating fleet and sharing equipment allows us to respond rapidly to the needs of our customers and to increase the utilization rates of equipment, thereby reducing our capital expenditures and improving our profitability.

We offer our equipment for rent on a daily, weekly and monthly basis. We determine rental rates for each type of equipment based on the cost and expected utilization of the equipment and adjust rental rates at each branch based on demand, length of rental, volume of equipment rented and other competitive considerations.

We have a well-maintained, high-quality rental fleet that has a weighted average age of 32 months as of December 31, 2005 and is supported by an extensive, in-house maintenance program. In addition to routine maintenance, we repaint and refurbish our rental equipment frequently to maintain the appearance and performance of our fleet. We make regular and significant capital investments in new equipment and generally do not purchase used equipment for our rental fleet.

New Equipment Sales.   We sell a variety of new high reach and other construction equipment. The equipment we sell is manufactured by JLG Industries, Inc., Skyjack Inc., Terex Corporation and others. Because of our strong relationships with equipment manufacturers, we are able to acquire almost any type of equipment our customers need.

Used Rental Equipment Sales.   We sell our used rental equipment in the normal course of business primarily through our experienced sales force, or through our branch locations or at auction. We market and sell our used rental equipment and invest in new equipment based on general economic conditions and other factors including:  (1) customer demand, (2) growth opportunities, and (3) to manage the age, size, and composition of our fleet.

Parts, Supplies and Merchandise.   We sell a full range of parts and supplies related to our rental equipment, and we also sell merchandise used by the construction industry. Each rental branch stocks parts with high-turnover rates. Our central purchasing facility in Las Vegas stocks a wide array of lower-turnover parts and can ship those parts to a branch where they are needed, usually within one day. Parts availability is also critical to our ability to repair and service our rental equipment and satisfy the demands of our customers.

Equipment Purchasing

All of our equipment is acquired from reputable national manufacturers that are known for their product quality and reliability. We believe we have sufficient alternative sources of supply for the equipment we purchase in each of our principal product categories. In 2005, our top 10 suppliers comprised 88% of our total equipment purchases. We believe our size and the quantity of equipment we acquire enable us to purchase equipment at lower prices and on more favorable terms than many of our competitors. We usually obtain 15 - 50% discounts off retail prices from our major suppliers. We do not enter into long-term supplier commitments to purchase equipment and have the flexibility to cancel orders with our suppliers if expected demand for rental equipment does not materialize. We purchase all of our rental equipment centrally to ensure the most favorable and consistent terms with our suppliers.

Parts Purchasing and Supply

We believe the quality and timely availability of parts and service are key competitive factors, significant elements in overall customer satisfaction and strong contributors to the decision to rent equipment.

Each of our branches maintains a full range of high-turnover parts to allow us to repair quickly the equipment we rent and sell. Slower moving parts are stored at our central purchasing facility in Las Vegas for distribution to our branches when needed. We handle all logistical arrangements through an agreement with a nationally recognized overnight courier. We track each branch’s parts inventory through our centralized computer system, which allows us to monitor our overall inventory and adjust its distribution throughout our branches. Through our centralized parts tracking and logistical arrangements, we are able to transfer parts among our branches to maximize utilization.

If parts are unavailable at any of our branches or our central purchasing facility, the experienced purchasing agents at our central purchasing facility will purchase the parts from a manufacturer or supplier, often at previously negotiated prices. Whenever possible, we purchase our parts in volume to take advantage of discounts and other favorable terms. We also have agreements with national suppliers to provide certain items, such as batteries and filters, to our branches. We believe our parts purchasing capabilities are adequate to support our existing branches.

Customers

We serve a diverse customer base, including commercial and residential construction companies, industrial companies, utilities, convention centers, municipalities and homeowners. Customers in construction-related end markets constitute our principal customer base. In 2005, our largest customer accounted for less than 2% of our revenues, and our top 10 customers accounted for less than 9% of our revenues. Many of our customers operate in several of the different markets we serve. We offer these customers the ability to rent equipment on the same terms in each of these regions. Many of our customers have been with us for over a decade.

We rent equipment, sell parts and supplies related to the equipment we rent, sell merchandise used by the construction industry, provide repair services and sell new equipment and our used rental equipment on account to customers who are screened through a credit application process. Credit account customers are our core customers, accounting for approximately 97% of our revenues in 2005, and our largest source of repeat business. In 2005, approximately 68% of our credit account customers rented equipment three or more times from us. We also assist customers in arranging financing for purchases of large equipment through a variety of sources including manufacturers, banks, finance companies and other financial institutions.

Sales and Marketing

We maintain a strong marketing and sales organization that is committed to building relationships with customers and potential customers, working with customers on an ongoing basis and internally sharing information about new business opportunities. We undertake sales and marketing initiatives designed to increase revenues and market share and build brand awareness. We actively network with decision makers from construction and industrial companies, utilities, convention centers, municipalities and other organizations. We promote brand awareness through involvement in the community. In addition, we prepare marketing analyses that address key business issues such as market and industry history, opportunities, company philosophy, sales trends, consumer behavior trends, distribution channels, pricing issues, target markets, advertising and media analyses, competitive situations and selling strategies. Based on the results of our analyses, we develop additional targeted marketing and sales strategies.

Although our entire executive management is involved in our sales and marketing efforts, our vice president of sales and marketing is responsible for training, supervising and directing the Ahern Rentals sales force. He is supported by experienced sales managers, each of whom is responsible for overseeing and coordinating sales and marketing activities at one or more of our rental branches, overseeing the mix of equipment at the branches they serve, and keeping abreast of local and regional activity in the end markets we serve.

As of December 31, 2005, we employed 94 salespeople who manage our customer relationships. We train our salespeople both in selling our rental services and selling new equipment and our used rental equipment. Our salespeople use targeted local marketing strategies to address specific customer needs and respond to competitive pressures. Our local sales force focuses on maintaining and building strong relationships with local decision makers in the end markets we serve. In addition, they keep abreast of local market activity by tracking construction, industrial and municipal projects and new and used equipment sales in their area.

Our salespeople are dedicated to maintaining strong relationships with our existing customers. Our sales structure is customer-account based rather than territory based. Our salespeople serve as the single point of initial contact for all customer needs. They are encouraged to ensure that existing customers continue to choose our company to fulfill their rental needs when those customers expand their operations into new territories. Our salespeople elicit input from customers concerning their equipment needs and communicate this input to our management team. We use this information in our efforts to tailor to local or regional demand the mix of equipment available at each of our rental branches.

Through our performance-based compensation system, salespeople are encouraged to maximize rental rates. This compensation system has permitted us to attract and retain talented salespeople.

Customer Service and Support

We provide high-quality customer service in every phase of a customer’s rental or purchasing life cycle. We believe high-quality service greatly influences customer satisfaction and retention and allows us to develop and maintain the loyalty of our customers and to enhance our rental rates. Typical services we provide to our customers include:

•       assisting the customer with choosing the right equipment for its needs;

•       ensuring timely delivery of the equipment;

•       setting up on-site rental yards on appropriate construction and other projects;

•       dispatching repair technicians to service equipment or delivering replacement equipment in a timely manner to provide customers with operable equipment as quickly as possible;

•       accommodating special requests by customers;

•       moving the equipment of our rental customers from one job site to another;

•       ensuring strict quality control of our billing and, in the rare circumstance when we have a payment or other dispute, resolving the dispute quickly; and

•       providing access to a broad range of rental equipment through our floating fleet and the sharing of equipment among our branches.

Each customer is assigned to one of our sales representatives who serves as the primary contact for all aspects of the customer relationship and ensures that all of the customer’s needs are met promptly and satisfactorily. Our sales team is available 24 hours a day, seven days a week to respond to customer needs.

Our local branches are able to supply equipment and services quickly to our customers in most cases. If a customer’s local branch does not have a particular item, we are able to take advantage of our floating fleet and centralized parts database to access equipment and parts at our other branches, usually within one day. The manager of each branch can obtain an item from another branch by contacting our central purchasing facility in Las Vegas. The central purchasing facility then identifies the nearest branch that has the equipment available and arranges for the equipment to be shipped to the branch where it is needed. Our central purchasing facility may also purchase needed equipment if satisfactory equipment is not immediately available in our floating fleet.

We provide customers with equipment operation and safety training, equipment inspection and maintenance services that meet or exceed the standards of the American National Standards Institute and the Security Industry Association, often provided at the customer’s location. We include this training in the rental fees and purchase prices we charge our customers. We believe this training is highly valued by our customers and is an important factor supporting the rental rates we are able to charge.

Growth and Development

Our growth and development department conducts market research on potential metropolitan areas and regions in which to establish new branches. We focus on high-growth metropolitan areas to take advantage of strong demand from the construction industry. We also analyze the competitive environment and the demographic outlook of each potential branch location. Once a decision is made to enter a new market, we look for branch sites in industrial areas with convenient freeway access and begin hiring employees to operate the new branch.

Growth at each new location typically occurs in three stages. First, we stock new branches primarily with high reach equipment, including units we already own, to take advantage of our strong expertise in this area. As demand develops at that branch, we add general rental equipment designed for contractor use, as well as additional high reach equipment, followed by ground engaging equipment. We typically are able to open a new branch in two weeks or less from the date we obtain possession of the property.

Competition

The equipment rental industry is capital intensive, highly fragmented and characterized by intense price and service competition. We compete through a combination of pricing, service, equipment quality, equipment availability, value and convenience. We compete with independent equipment rental businesses in all of the markets in which we operate, and we compete with equipment manufacturers that sell and rent equipment to customers, directly and through their dealer networks. We also compete with the tool rental centers of national home improvement stores. As a result of industry consolidation in recent years, many of our competitors operate on a regional or national basis. Many of our competitors are significantly larger and have greater financial and marketing resources than we have.

At times, industry-wide price pressures on certain classes of equipment have adversely affected equipment rental companies, and we have, on such occasions, priced our equipment in response to these pressures. Moreover, at times when the equipment rental industry has experienced equipment oversupply, competitive pressure has intensified, with a negative impact on the industry’s rental rates.

We believe we have a competitive advantage over many of our competitors because of our loyal customer base, our emphasis on customer service, our ability to provide our customers with new and well-maintained equipment and our ability to transfer our floating fleet among rental branches in response to changing customer demand. We also believe our entrepreneurial management system enables us to respond to market changes more quickly than many of our competitors.

Technology

We employ diverse technologies that create a highly scalable and reliable environment. Our information systems allow us to make rapid and informed decisions and respond quickly to changing market conditions. Supported by a team of over 20 IT professionals, we are able to identify and deploy appropriate technology solutions to address our dynamic business needs.

The core of our information technology infrastructure is our IBM AS/400, a reliable, redundant, and efficient operating platform. The IBM AS/400 is used for our daily operations and supports rental contracts, inventory, dispatch, equipment maintenance, and financial reporting in addition to numerous other essential business functions. Our information technology infrastructure also includes:

•       Central Enterprise Data Center. Our critical computer systems are located in a Tier 1, carrier class data center that includes dual independent and redundant power sources, a dedicated back-up generator, multiple key card security checkpoints, a 24x7 controlled environment monitored for both temperature and humidity, pre-action fire protection, water detection, raised floors with positive air ventilation, and other security features.

•       Centralized Computing through Thin-Client Technology. Utilizing thin-client technology for user desktops enables quick connections to each of our operating environments. This technology allows us to control security and configuration from one central location, which minimizes our technical staff requirements. System-wide upgrades are also easier and less time-consuming as we simply upgrade the servers located in our Central Enterprise Data Center.

•       Wynne Systems’ RentalMan Software. For the past four years, we have been one of the leading developers for RentalMan software. RentalMan is our primary line-of-business software and is used by many of the top-ten rental companies in North America. With full access to RentalMan source code, we are able to independently enhance the software to address our diverse business needs.

•       SSA Global’s Infinium Financial Management Software. We use Infinium Financial Management software, which is IBM AS/400-based and fully integrated with RentalMan. Infinium is used for financial reporting, payroll functions, accounts payable, human resources, and fixed asset processing.

•       Centralized Dispatch and Communication Systems. Our dispatch and communication systems enable our dispatchers to quickly and efficiently make informed decisions, facilitate equipment delivery, and route field service vehicles. This allows us to meet our customers’ needs with superior response times.

•       BlackBerry Technology. We have deployed more than 400 handheld wireless devices, which provide e-mail, telephone, and radio services to our management, sales, and customer service teams. Armed with up-to-the minute information, personnel can make informed, critical business decisions while in the field and away from our networked computer systems.

•       Document Imaging. We employ an integrated document imaging and workflow system that allows us to streamline our business processes, improve efficiency, and preserve document integrity. Documents are captured electronically as they are received or created and are routed through a pre-determined workflow process. This system provides easy access to information, clear separation of duties, and strong internal controls. Remote locations have instant, secure access to the critical information they need. Extensive audit logs and reporting capabilities detailing actions taken on each document further enhance the security of the system.

•       Reporting. Our centralized information systems allow us to generate more than 170 scheduled reports providing branch-level operating statistics and metrics such as branch profitability, equipment utilization, return on investment, inventory control, and labor. These reports keep management and other key employees in touch with the business.

•      Video Conferencing. Each branch is equipped with state-of-the art video conferencing capabilities. This enables Ahern employees to have direct access to people both within and outside the company without incurring travel expenses. The system allows management to quickly meet and resolve time-sensitive issues. Additionally, the system has the ability to conference all company locations at the same time and is used regularly for company-wide meetings and training.

Seasonality

Our revenues and operating results fluctuate according to the seasonal rental and purchasing patterns of our customers, with rental and purchasing activity tending to be lower in the winter. This seasonality is accentuated due to higher construction equipment prices during the construction season. As a result of this seasonality, our purchases of equipment and parts usually increase in the second and third quarters, and our inventory and accounts payable correspondingly increase.

Intellectual Property

We own a service mark registered in the state of Nevada that includes the name “Ahern Rentals.”  We have registered in the state of Nevada the trade name “Ahern Rentals.”  We have also registered in Clark County, Nevada the trade name “Ahern Heavy Equipment.”  We have registered the mark “Ahern Rentals” with the United States Patent and Trademark Office.

Employees

As of December 31, 2005, we had 263 salaried and 791 hourly employees, none of whom are members of a labor union. The table below sets forth the number of employees assigned to our various departments as of December 31, 2005.

Department	Number of Employees
Service	464
Transportation and risk management	223
Operations	116
Sales and marketing	96
Administration, growth and development, and management information systems	95
Purchasing and parts	60
Total	1,054

We believe our entrepreneurial business model and our performance-based compensation program create an attractive working environment for our employees. We believe our relations with our employees are good.

Environmental Matters

Our facilities and operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational safety and health requirements, including those relating to discharges of substances into the air, water and land, the handling, storage, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. We do not currently anticipate any material adverse effect on our business or financial condition or competitive position as a result of our efforts to comply with such requirements. Although we have made and will continue to make capital and other expenditures to comply with environmental requirements, we do not expect to incur material capital expenditures for environmental controls or compliance in this or the next fiscal year.

In the future, federal, state or local governments could enact new or stricter laws or issue new or stricter regulations concerning environmental and worker health and safety matters, or effect a change in their enforcement of existing laws or regulations, that could affect our operations. Also, in the future, we could discover previously unknown environmental non-compliance or contamination, or contamination may be found to exist at our facilities or off-site locations where we have sent wastes. We could be held liable for such newly discovered noncompliance or contamination. Changes in environmental and worker health and safety requirements or liabilities from newly discovered noncompliance or contamination could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A. RISK FACTORS

As a holder of our notes, your investment is subject to the following factors. If any of the circumstances described in these risk factors occurs, our business, results of operations or financial condition would likely suffer and the value of your investment could be adversely affected.

Decreases in construction or industrial activities or in the convention business could adversely affect our revenues and operating results by decreasing the demand for our equipment or the rental rates or prices we can charge.

Our products and services are used primarily in non-residential construction activity and, to a lesser extent, in residential construction activity, industrial activity and the convention business. Weakness in our end markets, such as a decline in construction or industrial activity or the convention business, has led in the past and may in the future lead to a decrease in the demand for our equipment or the rental rates or prices we can charge. For example, in 2002 and 2003, non-residential construction activity declined significantly from prior periods, which had an adverse effect on our results in 2002 and 2003. Further declines in the construction industry could adversely affect our operating results by decreasing our revenues and gross profit margins.

Certain factors that may cause weakness in the construction industry include:

•       weakness in the economy or the onset of a recession;

•       reductions in corporate spending for plants and facilities or government spending for infrastructure projects;

•       an increase in interest rates;

•       adverse weather conditions and natural disasters;

•       terrorism or hostilities involving the United States; and

•       an increase in the cost of construction materials.

Our operating results are highly dependent on the strength of the Las Vegas economy. In 2003, 2004 and 2005, the percentage of our total revenues attributable to our Las Vegas operations was 40.1%, 37.8% and 37.4%, respectively. Any future weakness in the Las Vegas economy could have a material adverse effect on our operations.

We depend on key personnel whom we may not be able to retain.

Our future performance depends on the continued contributions of key management personnel. A loss of one or more of these key people, our inability to attract and retain additional key management personnel, including qualified rental store managers, or the inability of these personnel to manage our operations successfully could harm our business and prevent us from implementing our business strategy. We do not maintain “key man” life insurance on the lives of any of our key employees. We also do not have employment agreements with any of our key employees.

The equipment rental industry is highly competitive, and competition could lead to a decrease in our market share or in the rental rates and prices we charge.

The equipment rental industry is highly fragmented and competitive. Our competitors include:

•       small independent businesses with one or two rental locations;

•       regional competitors that operate in one or more states;

•       large national companies, including public companies and divisions of public companies; and

•       equipment manufacturers and dealers that both sell and rent equipment directly to customers.

Many of our competitors are significantly larger and have greater financial and marketing resources than we have, are more geographically diverse than we are and have greater name recognition than we do. We may in the future encounter increased competition in the equipment rental market or in the equipment repair and services market from existing competitors or from new market entrants.

Competition could adversely affect our revenues and operating results by decreasing our market share or depressing the rental rates and prices we can charge. We believe rental rates are one of the primary competitive factors in the equipment rental industry. From time to time, we or our competitors may attempt to compete aggressively by lowering rental rates or prices. To the extent we lower rental rates or prices to attempt to increase or retain market share, our  operating margins would be adversely impacted. In some cases, we may not be able to or may choose not to match a competitor’s rate or price reductions. If we do not, we may lose market share, resulting in decreased revenues and cash flow, which could have a material adverse effect on our business.

Disruptions in our information technology systems could adversely affect our operating results by limiting our capacity to effectively monitor and control our operations.

Our information technology systems help us monitor and control our operations to adjust to changing market conditions, including management of our floating fleet. Any disruptions in our information technology systems or the failure of these systems to operate as expected could adversely affect our operating results.

The nature of our business exposes us to liability claims, which may exceed the level of our insurance.

Our business exposes us to claims for personal injury, death or property damage resulting from the use of the equipment we rent, sell, service or repair and from injuries caused in motor vehicle accidents in which our personnel are involved. Our business also exposes us to worker compensation claims and other employment-related claims. We carry comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims. Although we have not experienced any material losses that were not covered by insurance, claims have been made against us which, on their face, far exceeded the level of our insurance. Future claims may exceed the level of our insurance, and our insurance may not continue to be available on economically reasonable terms, or at all. In addition, certain types of claims, such as claims for punitive damages, are not covered by our insurance.

We must comply with numerous environmental and occupational health and safety regulations that may subject us to unanticipated liabilities.

Our facilities and operations are subject to federal, state and local environmental and occupational safety and health requirements, including those relating to discharges of substances into the air, water and land, the handling, storage, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. We do not anticipate any material adverse effect on our business, financial condition or competitive position as a result of our efforts to comply with these requirements. However, if we violate environmental laws or regulations, we may be held liable for damages and the costs of remedial actions, and could be subject to fees and penalties. We may violate or incur liability under environmental laws and regulations in the future as a result of human error, newly discovered noncompliance, contamination or other causes. These violations or liabilities could have a material adverse effect on our business, financial condition and results of operations.

Under some environmental laws and regulations, an owner or operator of a site or facility may be liable for the costs of removal or remediation of hazardous substances located on or emanating from the site or facility. These laws and regulations often impose strict and, under certain circumstances, joint and several liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances.

Some of our business operations at existing and former branches use, or have used, substances which are or may be considered hazardous or otherwise are subject to applicable environmental requirements. As a result, we may incur liability in connection with the use, management and disposal of these substances. We use hazardous materials such as petroleum products for fueling our rental equipment and vehicles and solvents to clean and maintain rental equipment and vehicles. We incur expenses associated with using, storing and managing these materials in compliance with environmental requirements. We also generate and must manage in accordance with applicable environmental laws and regulations certain used or spent materials such as used motor oil, radiator fluid and solvents. We often seek to reuse, recycle or dispose of these spent materials at offsite disposal facilities in accordance with environmental laws and regulations. We may be liable under various federal, state and local laws and regulations for environmental contamination at off-site facilities where our waste has been disposed of, regardless of whether the waste was disposed of in compliance with environmental requirements.

Environmental and safety requirements may become stricter or be interpreted and applied more strictly in the future. In addition, we may be required to indemnify other parties for adverse environmental conditions that are now unknown to us. These future changes or interpretations, or the indemnification for such adverse environmental conditions, could result in environmental compliance or remediation costs not anticipated by us, which could have a material adverse effect on our business, financial condition or results of operations.

We may encounter substantial competition in our efforts to expand our operations.

A key element of our growth strategy is to continue to expand by opening new rental branches. The success of our growth strategy depends in part on identifying sites for new branches at attractive prices. Zoning restrictions often prevent us from being able to open new branches at sites we have identified. We may also encounter substantial competition in our efforts to acquire new sites or in any efforts we may make to acquire other equipment rental companies, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to open any new branches or complete any acquisitions in the future or the ability to obtain the necessary funds on satisfactory terms or at all.

In the past when we have opened new branches, we have attracted talented salespeople who have terminated their employment with other rental equipment companies to work for us. We believe there has been a trend recently for equipment rental companies to seek noncompetition agreements when they hire salespeople. This trend may hinder our ability to attract talented salespeople to work at new branches, which could prevent us from opening new branches at sites we have identified or result in our failure to realize the expected benefits from any new branch we open.

If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches. If we are successful in our efforts to expand our operations, it may result in significant transaction expenses and risks associated with entering new markets.

Our ability to compete, sustain our growth and expand our operations through new branches largely depends on access to capital. If the cash we generate from our business, together with cash on hand and cash that we may borrow under our bank credit facility (“credit facility”), is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing. However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all. In addition, our ability to obtain additional financing is restricted by both the indenture governing our outstanding 9¼% second priority, senior secured notes due 2013 (our “notes”) and our credit facility. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches. In addition, any additional indebtedness that we do incur may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

The opening of any new branches or the completion of any future acquisitions of other equipment rental companies may result in significant start-up or transaction expenses and risks associated with entering new markets in which we have limited or no experience. New rental branches, in particular, require significant capital expenditures and may initially have a negative impact on our results of operations. New branches may not become profitable when projected or ever. Our ability to realize the expected benefits from any future acquisitions of other equipment rental companies depends in large part on our ability to integrate and consolidate the new operations with our existing operations in a timely and effective manner. In addition, we may fail or be unable to discover certain liabilities of any acquired business, including liabilities relating to noncompliance with environmental and occupational health and safety laws and regulations. Any significant diversion of management’s attention from our existing operations, the loss of key employees or customers of any acquired business, or any major difficulties encountered in opening new branches or integrating new operations could have a material adverse effect on our business, financial condition or results of operations.

We are controlled by one shareholder. His interests may conflict with the interests of the holders of our notes.

Don F. Ahern, our President and Chief Executive Officer, beneficially owns 97% of our outstanding common stock. John Paul Ahern, Jr., Don F. Ahern’s brother, owns the remaining 3% of our outstanding common stock. As a result, Don F. Ahern controls the outcome of matters submitted to a shareholder vote. Circumstances may occur in which the interests of Don F. Ahern, as our majority shareholder, could conflict with the interests of our creditors.

We purchase a significant amount of our equipment from a small number of manufacturers. Termination of our relationship with any of those manufacturers could have a material adverse effect on our business because we may be unable to obtain adequate rental and sales equipment from other sources in a timely manner or at all.

We purchase most of our rental and sales equipment from a small number of original equipment manufacturers. For example, we acquired from JLG Industries, Inc. more than 30% of all rental equipment we purchased in 2005. Although we believe we have alternative sources of supply for the rental and sales equipment we purchase in each of our principal product categories, termination of our relationship with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate rental and sales equipment from other sources in a timely manner or at all.

Our rental fleet is subject to residual value risk upon disposition.

The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•       the market price for new equipment of a like kind;

•       wear and tear on the equipment relative to its age;

•       the time of year that it is sold (generally prices are higher during the construction season);

•       worldwide and domestic demand for used equipment; and

•       general economic conditions.

The cost of new equipment we use in our rental fleet is increasing, and therefore we may spend significantly more for replacement equipment.

The cost of new equipment used in our rental fleet increased in 2005 and is continuing to increase in 2006. These cost increases are due primarily to:

•       a significant increase in the cost of steel, which is a primary material used in most of the equipment we rent;

•       the manufacturers of equipment operating at full capacity with long lead-times for orders and therefore commanding higher prices; and

•       the prices for new equipment were comparatively lower in recent years due to an oversupply of equipment in the rental equipment marketplace and reduced construction and industrial activity.

Although we do not anticipate these price increases to have a significant impact on our financial condition and results of operations in the near term, these increases could materially adversely impact our financial condition and results of operations in future periods.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal executive offices are located in Las Vegas, Nevada. As of December 31, 2005, we operated 32 rental branches in eight states. We lease the real estate for all of our branches, including in some cases from related parties. See “Item 13 – Certain Relationships and Related Transactions.”  We believe our facilities are sufficient for our current needs. Below is an overview of our branches:

States with Ahern Rentals Branches	Number of Locations
California	14
Nevada	8
Arizona	2
Oregon	2
Utah	2
Texas	2
Colorado	1
New Jersey	1
Total	32

With the exception of our corporate headquarters in Las Vegas, Nevada, each of our properties consists of an equipment lot and an office from which we conduct our local rental operations. These properties are not materially different from each other in size, facilities or purpose. Our Las Vegas headquarters is made up of offices and an extensive rental yard. Of our 32 leased properties, 21 are leased from related parties. See “Item 13 – Certain Relationships and Related Transactions.” Each lease with a related party runs through October 27, 2014, unless earlier terminated. Annual aggregate rental payments to related parties and unaffiliated third parties under our property leases was $3,378,768 and $966,067, respectively, for 2005.

ITEM 3.    LEGAL PROCEEDINGS

We are party to various litigation matters in the ordinary course of our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to our pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  There is no public trading market for our common equity. On December 31, 2005, there were two holders of record of our common stock. In 2004 and 2005, we paid cash dividends to our shareholders in the amount of $1,346,721 and $0, respectively. We expect to pay cash dividends in the future. Our ability to pay dividends is limited by our credit facility and the indenture governing our notes. On February 24, 2006, the Company’s Board of Directors declared a dividend payable to the shareholders of the Company in the amount of $3,391,630, which was in compliance with the provisions of the indenture governing the Second Priority Notes. The lenders for the Amended Credit Facility have approved this distribution and it is expected to be paid on March 31, 2006.

(b) We did not, and our affiliates did not, purchase any of our shares of common equity in the quarter ended December 31, 2005.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data (presented in thousands, except percentages) of Ahern Rentals, Inc. as of the dates and for the periods indicated. The selected historical financial data as of December 31, 2001, 2002 and 2003 and for the years ended December 31, 2001 and 2002 have been derived from our audited financial statements that are not included in this report. The selected historical financial data as of December 31, 2004 and 2005 and for the years ended December 31, 2003, 2004 and 2005 have been derived from our audited financial statements included elsewhere in this report. We have elected to be treated as an S corporation for federal income tax purposes. As a result, our shareholders are taxed directly on their respective shares of our income. Accordingly, no provision or liability for federal and state income tax is included in our financial statements. This data should be read in conjunction with the financial statements and notes thereto, and with “Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2001	2002	2003	2004	2005
Income Statement Data:
Revenues:
Equipment rentals and related	$87,241	$83,556	$99,541	$136,402	$179,858
Sales of rental equipment	7,575	4,359	5,723	7,256	11,379
Other	6,066	4,630	5,969	11,411	12,479
Total revenues	100,882	92,545	111,233	155,069	203,716
Cost of revenues:
Cost of equipment rental operations, excluding depreciation	35,409	36,133	48,508	61,086	75,139
Depreciation, rental equipment	21,227	23,355	22,023	28,412	36,900
Cost of rental equipment sales	5,735	2,934	3,836	5,210	8,197
Other	4,089	3,123	4,279	8,804	9,969
Total cost of revenues	66,460	65,545	78,646	103,512	130,205
Gross profit	34,422	27,000	32,587	51,557	73,511
Operating expenses:
Selling, general and administrative	16,370	16,088	18,565	22,961	30,417
Non-rental equipment depreciation and amortization	2,270	2,525	2,283	3,006	4,323
Total operating expenses	18,640	18,613	20,848	25,967	34,740
Operating income	15,782	8,387	11,739	25,590	38,771
Other income (expense):
Interest expense	(9,338)	(9,879)	(9,155)	(15,488)	(33,388)
Other(1)	187	1,955	1,490	187	214
Net income	$6,631	$463	$4,074	$10,289	$5,597
Other Financial Data:
EBITDA(1)(2)	$39,466	$36,222	$37,535	$57,195	$80,208
EBITDA margin(1)(2)(3)	39.1%	39.1%	33.7%	36.9%	39.4%
Depreciation	23,497	25,880	24,306	31,418	41,223
Net cash provided by operating activities	25,044	25,702	19,153	33,588	52,133
Net cash provided by (used in) investing activities	4,756	(2,257)	2,722	(13,018)	(120,950)
Net cash provided by (used in) financing activities	(29,517)	(24,512)	(21,382)	(20,374)	69,599

	As of December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash	$1,291	$225	$718	$914	$1,696
Rental equipment, net	137,755	146,479	147,020	180,169	262,843
Total assets	189,170	184,508	208,205	260,406	357,180
Total debt	147,352	157,438	157,962	217,711	295,723
Total stockholders’ equity	20,034	18,677	19,747	24,320	29,917

(1)             Includes for the year ended December 31, 2002 nonrecurring income of approximately $1.9 million representing the amount of gain recognized in connection with the settlement of a contractual dispute with an equipment supplier. Includes for the year ended December 31, 2003 nonrecurring income of approximately $1.3 million relating to a condemnation award. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

(2)             EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. We present EBITDA because we believe EBITDA is a useful analytical tool for assessing our financial performance, including our ability to meet future debt service obligations and capital expenditure and working capital requirements. EBITDA is not, however, a measure of financial performance or liquidity under U.S. generally accepted accounting principles. Accordingly, EBITDA should not be considered a substitute for net income or cash flows as an indicator of our operating performance or liquidity. The table below provides a reconciliation of net income and EBITDA for the periods indicated.

	Year Ended December 31,
	2001	2002	2003	2004	2005
Net income	$6,631	$463	$4,074	$10,289	$5,597
Interest expense	9,338	9,879	9,155	15,488	33,388
Depreciation, rental equipment	21,227	23,355	22,023	28,412	36,900
Non-rental equipment depreciation and amortization	2,270	2,525	2,283	3,006	4,323
EBITDA	$39,466	$36,222	$37,535	$57,195	$80,208

(3)             EBITDA margin is defined as EBITDA as a percentage of total revenues.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and accompanying notes included in this report.

Overview

Through our network of 32 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities. The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools. Accordingly, our business is capital intensive, and our profitability and cash flows depend upon the availability  and terms of financing (See Liquidity and Capital Resources).

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate. For financial reporting purposes, our revenues are divided into three categories:

•  Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel. For the year ended December 31, 2005, revenues from equipment rentals and related accounted for approximately 88% of our total revenues. Of equipment rentals and related revenues in that period, 69% were attributable to rentals of high reach equipment, 20% to rentals of general rental equipment, including ground engaging equipment, and 11% to rental related revenues.

•  Sales of rental equipment includes revenues from the sale of our used rental equipment. For the year ended December 31, 2005, these revenues accounted for approximately 6% of our total revenues.

•  Other is primarily revenues from the sale of new equipment, merchandise and supplies. For the year ended December 31, 2005, these revenues accounted for approximately 6% of our total revenues.

Equipment rental revenues are affected by several factors including general economic conditions and conditions in the non-residential construction industry in particular, the amount and quality of equipment available for rent, rental rates, the mix and percentage of equipment rented, length of time the equipment is on rent, and weather. One metric we use to measure the interaction of changes in rental rates, product mix, average length of rental, and time utilization is “dollar utilization.” Dollar utilization is the annualized ratio (expressed as a percentage) of equipment rentals and related revenues on our entire fleet of rental equipment for a period to the average original cost of our rental fleet during that period. Revenues from the sale of used equipment are affected by price, general economic conditions, the amount and type of equipment available in the marketplace, and the condition and age of the equipment. Consequently, the age and mix of equipment in our rental fleet has a direct impact on these revenues. Other revenues, including revenues from the sale of new equipment and from the sale of parts, supplies and maintenance and repair services, are affected by price and general economic conditions.

For financial reporting purposes, our cost of revenues is divided into four categories.

•       Cost of equipment rental operations, excluding depreciation includes branch personnel costs, the cost of repairing and maintaining rental equipment and our service and delivery vehicles, fuel costs, occupancy costs and supply costs for our rental locations, and historically, operating lease payments relating to our rental equipment.

•       Depreciation on  rental equipment.

•       Cost of rental equipment sales which represents the net book value of rental equipment sold.

•       Other includes the cost of the items we sell, including new equipment, parts, merchandise and supplies.

Operating expenses include all selling, general and administrative expenses (“SG&A”) and depreciation and amortization on non-rental equipment. SG&A expenses include primarily sales force compensation, administrative payroll, marketing costs, professional fees, and property and casualty insurance. We anticipate SG&A will increase in 2006 and 2007 in connection with the reports we are required by our indenture to file with the SEC, including the implementation of testing and documentation procedures to allow us to provide the reports required by Section 404 of the Sarbanes-Oxley Act of 2002. Non-rental equipment is comprised of all non-rental property and other equipment and includes items such as our fleet of service and delivery trucks.

Our cost of revenues and operating expenses also include lease expense for rental branches and other facilities, several of which we lease from affiliates. See “Item 13 – Certain Relationships and Related Transactions.”

We have elected to be treated as an S corporation for federal income tax purposes. Accordingly, our shareholders are taxed directly on their respective shares of our income, and no provision or liability for federal and state income tax is included in our financial statements. During the periods presented herein, our shareholders have not been required to pay income tax on their respective shares of our income because of the availability to our shareholders of excess depreciation on rental equipment, net operating losses and suspended losses due to at-risk basis limitations. We may, however, need to make future distributions to our shareholders to cover future tax liability they may incur with respect to our income. Our indenture generally allows us to make such distributions, with some limitations.

Our operating results are subject to annual and seasonal variations resulting from a variety of factors, including overall economic conditions, construction activity in the geographic regions we serve, the competitive supply of rental equipment, the number of our significant competitors and, to a lesser extent, seasonal rental patterns resulting from lower activity by our customers during the winter. The expansion or contraction of our network of rental branches also causes fluctuations in our revenues and operating results, particularly as a result of the timing of new branch openings and expenditures related to those openings. Thus, the results of any period are not necessarily indicative of the results that may be expected for any other period.

In addition, our operating results are highly dependent on the strength of the economy of Las Vegas, Nevada. In 2003, 2004, and 2005, the percentage of our total revenues attributable to our Las Vegas operations was 40.1%, 37.8%, and 37.4%, respectively. The rapid growth experienced by the Las Vegas area in recent years has contributed significantly to our revenues. While we expect this growth to continue in the near term, any future weakness in the Las Vegas economy could have a material adverse effect on our results of operations.

Results of Operations

Fiscal Year Ended December 31, 2005 (“2005”) Compared to Fiscal Year Ended December 31, 2004 (“2004”) Compared to Fiscal Year Ended December 31, 2003 (“2003”)

The following table illustrates our operating activity for 2003, 2004 and 2005.

	2003	2004	Change	2004	2005	Change
	(dollars in thousands)
Revenues:
Equipment rentals and related	$99,541	$136,402	$36,861	$136,402	$179,858	$43,456
Sales of rental equipment	5,723	7,256	1,533	7,256	11,379	4,123
Other	5,969	11,411	5,442	11,411	12,479	1,068
Total revenues	111,233	155,069	43,836	155,069	203,716	48,647
Cost of revenues:
Cost of equipment rental operations, excluding depreciation	48,508	61,086	12,578	61,086	75,139	14,053
Depreciation, rental equipment	22,023	28,412	6,389	28,412	36,900	8,488
Cost of rental equipment sales	3,836	5,210	1,374	5,210	8,197	2,987
Other	4,279	8,804	4,525	8,804	9,969	1,165
Total cost of revenues	78,646	103,512	24,866	103,512	130,205	26,693
Gross profit	32,587	51,557	18,970	51,557	73,511	21,954
Selling, general and administrative	(18,565)	(22,961)	(4,396)	(22,961)	(30,417)	(7,456)
Non-rental equipment depreciation and amortization	(2,283)	(3,006)	(723)	(3,006)	(4,323)	(1,317)
Other expense, net	(7,665)	(15,301)	(7,636)	(15,301)	(33,174)	(17,873)
Net income	$4,074	$10,289	$6,215	$10,289	$5,597	$(4,692)

Revenues

Revenues increased 31% to $203.7 million for 2005 compared to $155.1 million for 2004. Revenues increased 39% to $155.1 million for 2004 compared to $111.2 million for 2003. The primary factors contributing to the changes are discussed below.

Equipment rentals and related revenues.   Equipment rentals and related revenues increased 32% to $179.9 million for 2005 from $136.4 million for 2004. These revenues accounted for 88% of our total revenues for each of 2005 and 2004. The increased revenues are attributable to (1) average dollar utilization for 2005 of 51% compared to 46% for 2004, and (2) higher average gross equipment balances due to $128.0 million of capital expenditures on rental equipment in 2005. The primary factors contributing to the increase in dollar utilization are (1) an 11% increase in average rental rates, and (2) an increase in average time utilization of our high reach equipment to 73% in 2005 compared to 72% in 2004, primarily, as a result of improved economic conditions in the construction industry in our principal markets.

Equipment rentals and related revenues increased 37% to $136.4 million for 2004 from $99.5 million for 2003. These revenues accounted for 88% and 89% of our total revenues for 2004 and 2003, respectively. Revenues from six new locations that were opened in 2004 accounted for 10%, or $3.5 million, of the revenue increase. The remaining $33.4 million increase resulted from same store revenue increases attributable to (1) average dollar utilization for 2004 of 46% compared to 37% for 2003, and (2) higher average gross equipment balances due to $70.0 million of capital expenditures on rental equipment in 2004. The increase in dollar utilization resulted from (1) a 2% increase in average rental rates, and (2) an increase in average time utilization of our high reach equipment to 72% in 2004 compared to 66% in 2003,  primarily as a result of improved economic conditions in the construction industry in our principal markets.

Sales of rental equipment and other revenues.   Sales of rental equipment increased 57% to $11.4 million for 2005 from $7.3 million for 2004. Other revenues increased 9% to $12.5 million for 2005 from $11.4 million for 2004. Sales of rental equipment increased 27% to $7.3 million for 2004 from $5.7 million for 2003. Other revenues increased 91% to $11.4 million for 2004 from $6.0 million for 2003. These increases are attributed to the increase in “Equipment rentals and related” revenues described above and the strong retail and secondary market demand for rental equipment.

Cost of Revenues

Cost of revenues increased 26% to $130.2 million for 2005 from $103.5 million for 2004. Cost of revenues increased 32% to $103.5 million for 2004 from $78.6 million for 2003. As a percentage of revenues, cost of revenues was 64%, 67% and 71% for 2005, 2004 and 2003, respectively. The primary factors contributing to the changes are described below.

Cost of equipment rental operations, excluding depreciation.   Cost of equipment rental operations, excluding depreciation, increased 23% to $75.1 million for 2005 from $61.1 million for 2004. The increase is due to increased payroll in support of the increase in revenues. As a percentage of “Equipment rentals and related” revenues, “Cost of equipment rental operations” was 42% in 2005 and 45% in 2004. The lower cost ratio in 2005 was the result of (1) economies of scale in payroll costs, repairs and maintenance, and vehicle expenses, and (2) $1.1 million less in operating lease expense because of the termination of the GECC sale/leaseback in September 2005.

Cost of equipment rental operations, excluding depreciation, increased 26% to $61.1 million for 2004 from $48.5 million for 2003. New locations that were opened during 2004 accounted for 21%, or $2.7 million, of the increase. The remaining $9.9 million increase is due to store locations open in both years and can be attributed primarily to increased payroll in support of the increase in same store revenues.

Depreciation, rental equipment.   Depreciation, rental equipment increased 30% to $36.9 million for 2005 from $28.4 million for 2004. The increase results from net capital expenditures of $110 million in 2005 to increase the size of our fleet. This $110 million is comprised of (1) $111 million of new rental equipment acquired, (2) $17 million of rental equipment purchased in September 2005 in connection with the termination of the GECC sale/leaseback, offset by (3) $18 million, at original cost, of equipment disposed of in 2005.

Depreciation, rental equipment increased 29% to $28.4 million for 2004 from $22.0 million for 2003. The increase results from net capital expenditures of $60 million in 2004 to increase the size of our fleet. This $60 million is comprised of (1) $70 million of new rental equipment acquired offset by (2) $10 million, at original cost, of equipment disposed of in 2004.

Cost of rental equipment sales. Cost of rental equipment sales increased 57% to $8.2 million for 2005 from $5.2 million for 2004. The increase is consistent with the 57% increase in the sales of rental equipment described above. The main cost of rental equipment sales is the net book value of the sold equipment, which averaged 72% of the selling price in both 2005 and 2004.

Cost of rental equipment sales increased 36% to $5.2 million for 2004 from $3.8 million for 2003. The increase is due mainly to the 27% increase in the sales of rental equipment described above. The main cost of rental equipment sales is the net book value of the sold equipment, which increased to an average of 72% of the selling price for 2004 from an average of 67% in 2003. This change is primarily attributable to changes in the mix of equipment we sold in the two periods.

Other.   Other cost of revenues increased 13% to $10.0 million for 2005 from $8.8 million for 2004. This increase is due mainly to the increase in other revenues described above offset by slightly lower margins in sales of new equipment and merchandise.

Other cost of revenues increased 106% to $8.8 million for 2004 from $4.3 million for 2003. This increase is due mainly to the increase in other revenues described above; however, the percentage increase in other costs is higher than the percentage increase in other revenues due to the sale of more equipment, in 2004, that was governed by the 2003 Sale/Leaseback Transaction. Profit margins are generally lower for equipment we sell that is governed by the 2003 Sale/Leaseback Transaction because the equipment was effectively revalued in 2003 under the provisions of that arrangement making its cost basis somewhat higher than equipment of comparable age.

Gross Profit

Gross profit increased 43% to $73.5 million for 2005 from $51.6 million for 2004. Gross profit increased 58% to $51.6 million for 2004 from $32.6 million for 2003. The changes occurred for the reasons discussed above. As a percentage of revenues, gross profit was 36%, 33%, and 29% for 2005, 2004 and 2003, respectively.

Selling, General and Administrative

SG&A increased 32% to $30.4 million for 2005 from $23.0 million for 2004. The increase relates to payroll and related costs, rents, and other miscellaneous administrative costs. However, as a percentage of total revenues, SG&A remained the same at 15% for both 2005 and 2004.

SG&A increased 24% to $23.0 million for 2004 from $18.6 million for 2003. The increase relates to payroll and related costs, rents, and other miscellaneous administrative costs. However, as a percentage of total revenues, SG&A decreased to 15% in 2004 from 17% in 2003 due to operating leverage in our business from revenues increasing at a higher rate than SG&A.

Non-Rental Equipment Depreciation and Amortization

Non-rental equipment depreciation and amortization increased 44% to $4.3 million for 2005 from $3.0 million for 2004. The increase is due mainly to our acquisition of approximately $11.0 million of non-rental equipment in 2005.

Non-rental equipment depreciation and amortization increased 32% to $3.0 million for 2004 from $2.3 million for 2003. The increase is due mainly to our acquisition of approximately $8.8 million of non-rental equipment in 2004.

Other Expense, Net

Other expense, net increased 117% to $33.2 million for 2005 from $15.3 million for 2004. The 2005 amount is comprised of $24.4 million of interest expense, $9.0 million of prepayment penalties and expensed deferred financing costs related to the 2005 Refinancing, offset by $0.2 million of interest and other income. The 2004 amount is comprised of $13.5 million of interest expense, $1.9 million of costs pertaining to prepayment penalties and expensed deferred financing costs related to the 2004 Refinancing, offset by $0.1 million of interest and other income. The $10.9 million increase in interest expense is due to higher average debt balances resulting from the growth of our rental equipment fleet and an increase in our weighted average interest rate to approximately 9% in 2005 from approximately 7% in 2004. See “—Liquidity and Capital Resources.”

Other expense, net increased 100% to $15.3 million for 2004 from $7.7 million for 2003. The 2004 amount is comprised of $13.5 million of interest expense, $1.9 million of costs pertaining to prepayment penalties and expensed deferred financing costs related to the 2004 Refinancing, offset by $0.1 million of interest and other income. The 2003 amount is comprised of $9.2 million of interest expense, offset by a condemnation award of $1.3 million (see “Item 13 – Certain Relationships and Related Transactions”), and interest and other income of $0.2 million. The $4.3 million increase in interest expense is due to higher average debt balances resulting from the growth of our rental equipment fleet and an increase in our weighted average interest rate to approximately 7% in 2004 from approximately 6% in 2003. See “—Liquidity and Capital Resources.”

Liquidity and Capital Resources

On October 29, 2004, we refinanced approximately $197.2 million of prior debt, including prepayment penalties (the “2004 Refinancing”). As a result of the 2004 Refinancing, we recorded a loss on debt extinguishment of $1.9 million comprised of prepayment penalties of $1.5 million and the write-off of unamortized debt issuance costs of $0.4 million. The refinancing was accomplished through a five year credit facility with a syndicate of banks and the issuance of five year notes to two affiliates of a commercial lender. That credit facility (the “2004 Credit Facility”) had an aggregate commitment from a syndicate of lenders of up to $175.0 million. The five-year notes (the “2004 Notes”) were in an aggregate principal amount of $90.0 million and were secured by a second lien on substantially all of our assets.

The 2004 Credit Facility provided for borrowing availability based on eligible accounts receivable, rental equipment and inventories. Borrowings under the 2004 Credit Facility bore interest at either (1) the bank’s base rate (prime rate) plus 1.00% to 1.75% or, at our option, (2) the London Interbank Offered Rate (“LIBOR”) plus 2.50% to 3.25%. The interest rates charged could vary within these ranges depending on our leverage ratio, as defined in the loan agreement. The 2004 Credit Facility was secured by a first or second priority security interest, as applicable, in substantially all of our assets.

The 2004 Notes bore interest at 14.5% payable monthly. This interest was paid in cash at the rate of 12.0% per annum and interest in kind through the issuance of additional notes at the rate of 2.5% per annum. The 2004 Notes were secured by a second or third priority security interest, as applicable, in substantially all of our assets.

On August 18, 2005, the Company issued $200 million of second priority senior secured notes (“Second Priority Notes”) in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 144A promulgated under the Securities Act, the proceeds of which were used to (1) terminate our obligations under the 2004 Notes by paying off approximately $99 million, including prepayment penalties, (2) pay down the 2004 Credit Facility by approximately $85 million, (3) pay off other debt totaling approximately $10 million, and (4) pay fees and expenses related to the transaction of approximately $6 million (the “2005 Refinancing”). As a result of this refinancing, the Company recorded a loss on debt extinguishment of approximately $8.9 million comprised of prepayment penalties of approximately $6.3 million and the write off of unamortized debt issuance costs of approximately $2.6 million. In connection with, and as a condition to, the offering of the Second Priority Notes, we amended and restated the 2004 Credit Facility by entering into the “Amended Credit Facility” with Bank of America, N.A. and a syndicate of banks and other institutional lenders. As of December 31, 2005, there was $93.4 million outstanding and $71.6 million available to borrow under the Amended Credit Facility. As of December 31, 2005, the Amended Credit Facility had an interest rate of 6.6% per year.

The Second Priority Notes are due August 15, 2013, bear interest at 9 ¼% with interest payable semi-annually on each February 15 and August 15 commencing February 15, 2006, and are secured on a second priority basis, behind the Amended Credit Facility, by substantially all of the Company’s existing and future acquired assets.

The Amended Credit Facility is a five-year facility providing for revolving loans of up to an aggregate of $175 million, including a $10 million sub-limit for the issuance of standby or commercial letters of credit; however, advances under the Amended Credit Facility are limited based on a percentage of qualified collateral and reserves required by the lenders. All borrowings under the Amended Credit Facility are subject to the satisfaction of usual and customary conditions, including accuracy of representations and warranties and absence of a default. The Amended Credit Facility will be used to issue standby or commercial letters of credit and to finance ongoing working capital needs and general corporate purposes. The Amended Credit Facility is secured by first priority liens (ahead of the Second Priority Notes) upon substantially all of our existing and future acquired assets.

The interest on borrowings under the Amended Credit Facility is at variable rates based on a financial performance test. Borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin percentage plus one of the following indexes: (i) LIBOR or (ii) an alternate base rate. The applicable margin percentage will vary from 187.5 to 237.5 basis points for LIBOR-based loans and 12.5 to 62.5 basis points for alternate base rate loans, depending upon our financial performance; provided that, for the first six months, the applicable margin percentage for LIBOR will be 212.5 basis points and for the alternate base rate will be 37.5 basis points. In addition, the Amended Credit Facility will have an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line.

At any time that borrowing availability falls below $25 million, the Amended Credit Facility requires us to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00, a maximum total funded debt to EBITDA ratio of between 5.10 to 1.00 and 4.50 to 1.00 (depending on the then current fiscal quarter) and a minimum time utilization ratio of 45% of the maximum average time utilization in preceding fiscal quarters. In addition, the Amended Credit Facility contains other usual and customary covenants and default provisions.

Since the 2004 Refinancing, all of our capital expenditures for rental equipment have been made through use of the 2004 Credit Facility or the Amended Credit Facility. Consequently, this activity is reflected as a cash expenditure in our statement of cash flows. Cash flow from operations and net proceeds from the sale of our used rental equipment are applied to reduce borrowings under the Amended Credit Facility, and our expenditures for rental equipment increase borrowings under the Amended Credit Facility. For information concerning these investing and financing activities, see note 8 to our audited financial statements included elsewhere in this report.

Prior to September 14, 2005, we leased some of our rental equipment under a sale/leaseback financing arrangement (the “2003 Sale/Leaseback Transaction”) with General Electric Capital Corporation. See “—Off-Balance Sheet Transactions.” On September 14, 2005, we purchased all of the equipment we leased from GECC under the 2003 Sale/Leaseback Transaction for approximately $21.6 million. As a result of this purchase, our lease with GECC terminated and the lease is of no further force or effect (except insofar as our indemnity obligations under the lease survived its termination). In connection with the purchase of the equipment and the termination of the lease, GECC returned to us in September 2005 the approximate $8.7 million held by it as a security deposit.

We financed the purchase of the leased equipment through borrowings under the Amended Credit Facility. As a result of the purchase and increased borrowings under the Amended Credit Facility, our operating lease expense decreased and our interest and depreciation expenses increased.

Liquidity

Our current and expected long-term cash requirements consist primarily of expenditures to purchase new rental equipment, meet debt service obligations, and finance working capital requirements and other operating activities. We fund our current cash requirements with cash from operations, net proceeds from the sale of our used rental equipment, and borrowings. We believe our sources of liquidity will be sufficient to meet the cash requirement of our operations for at least the next twelve months. To the extent the sources of liquidity described above are not sufficient to fund our business, we may require additional debt or equity financing. Our ability to access these sources of capital is restricted by the indenture governing the Second Priority Notes and the terms of the Amended Credit Facility. See “Item 1A – Risk Factors.”

The following table summarizes our sources and uses of cash for the last three years.

	2003	2004	2005
	(dollars in thousands)
Net cash provided by operating activities	$19,153	$33,588	$52,133
Net cash provided by (used in) investing activities	2,722	(13,018)	(120,950)
Net cash provided by (used in) financing activities	(21,382)	(20,374)	69,599
Net increase in cash	$493	$196	$782

Cash flow provided by operating activities for 2005 was $52.1 million. This cash flow reflects net income plus adjustments aggregating $49.1 million representing gross profit on disposition of property and equipment, depreciation, amortization of deferred gain and rent payments, amortization and write-off of debt issuance costs, bad debt expense, and non-cash interest expense. In addition, we had a $10.6 million increase in accounts payable, a $7.5 million increase in accrued expenses, and a $0.8 million increase in other assets, offset by a $9.3 million increase in accounts receivable, and a $6.6 million increase in inventories. The increase in accounts receivable is due to the growth in our rental fleet and a resulting increase in the amount of equipment out on rent and normal seasonality of our business. The increases in accounts payable and inventories coincide with the acquisition of inventories and new equipment in December 2005. The increase in accrued expenses relates primarily to accrued interest expense on the Second Priority Notes.

Cash flow used in investing activities was $121.0 million in 2005, principally reflecting cash expenditures for equipment and other capital items of $120.8 million, a net cash outlay of $12.9 to purchase equipment leased from

GECC, offset by proceeds from sales of property and equipment of $11.7 million, and $1.0 million collected from an affiliate.

Cash flow provided by financing activities in 2005 was $69.6 million, primarily reflecting $200.0 in proceeds from the issuance of the Second Priority Notes, offset by net repayments under the Amended Credit Facility of $22.2 million, net repayment of other borrowings of $101.1 million and debt issuance costs paid of $7.1 million related to the August 2005 refinancing.

Adequacy of Capital Resources

Our business is capital intensive. We purchase new equipment both to expand the size and maintain the age of our rental fleet. For 2005, 2004 and 2003, we had total cash and noncash expenditures of $127.6 million, $70.0 million, and $49.2 million, respectively, on new rental equipment. Because the amount of equipment we purchase has increased significantly in the past five years compared to prior periods, we expect expenditures to replace equipment also will increase materially over the next four to six years.

Prior to October 2004, we financed substantially all of our capital expenditures through non-cash financing transactions. We typically purchased rental equipment and other capital assets through vendor financing, capital leases and other financing transactions pursuant to which our vendors were paid directly by the lenders. As a result, the majority of our investing and financing activities historically have been disclosed as non-cash financing activities. Since the completion of the 2004 Refinancing, our purchases of rental equipment have been financed through the 2004 Credit Facility or the Amended Credit Facility.

Prior to issuing the Second Priority Notes, we financed the transportation equipment we use to deliver and service our rental equipment through a separate debt facility. This debt was payable in equal periodic (primarily monthly) payments of principal and interest. The effective annual interest rate on this debt ranged from 4.8% to 8.4%. The amount due under this financing arrangement was repaid (approximately $10 million) with the proceeds from the offering of the Second Priority Notes and the facility was terminated.

As of December 31, 2005, our weighted average interest rate was approximately 8.4% and our debt totaled $295.7 million, $93.4 million of which was outstanding under the Amended Credit Facility. As of December 31, 2004 and 2003, our debt totaled $217.7 million and $169.0 million, respectively. As of December 31, 2005, $71.6 million was available to us for borrowing under our Amended Credit Facility.

Contractual Obligations

At December 31, 2005, we had total payments due under our various contractual obligations as follows.

Type of Obligation	Total	Less than one year	1-3 years	3-5 years	Longer
	(dollars in thousands)
Amended Credit Facility(1)	$121,225	$6,168	$12,336	$102,721	$—
Second Priority Notes(1)	347,846	18,346	37,000	37,000	255,500
Long-term debt, other(1)	3,243	290	569	553	1,831
Capital lease obligation	32	32	—	—	—
Operating lease obligations:(1)(2)
Real estate	36,621	4,427	8,064	7,943	16,187

(1)    The payments due with respect to a period represent (i) in the case of the Amended Credit Facility, other debt and the Second Priority Notes, the scheduled principal and interest payments due in the period and (ii) in the case of operating leases, the minimum lease payments due in the period under non-cancelable operating leases. Interest amounts on the Amended Credit Facility are based on $93.4 million outstanding as of December 31, 2005 and the then applicable rate of interest of 6.6% per year. To the extent amounts are outstanding under the Amended Credit Facility, we will be obligated to make required payments of principal and interest when due.  Interest amounts on other debt are based on annual interest of 6.9% on $2.3 million outstanding as of December 31, 2005. We pay 9.25% interest semi-annually on the Second Priority Notes.

(2)    Effective May 1, 2004, we entered into new long-term leases with affiliates, pursuant to which, in certain instances, we increased the minimum lease payments due under the leases to amounts consistent with our estimate of the fair market rental rates for the real estate covered by the leases. On October 27, 2004, these leases were all amended to extend the terms through October 27, 2014. See “—Overview” and “Item 13 – Certain Relationships and Related Transactions.”

Off-Balance Sheet Transactions

In February 2003, we sold equipment with a net book value of $22.8 million to GECC, resulting in a gain of $6.8 million, and leased it back. The gain was deferred and was amortized over the 62-month lease term along with related deferred rent payments. Annual lease payments were $4.4 million. The proceeds from this sale were used to pay off debt of $17.4 million, provide a security deposit to GECC of $9.4 million and provide net cash to us of $2.9 million. We purchased the leased equipment and terminated the lease on September 14, 2005. See “—Liquidity and Capital Resources.”

Pursuant to the terms of the agreement governing the 2003 Sale/Leaseback Transaction, we were permitted to sell the leased equipment, subject to certain conditions. Revenues from the sale of this equipment are classified as “Other revenues” in the financial statements included elsewhere in this annual report. We generally realized little or no gross profit on these sales because our cost of the equipment was slightly higher than equipment of a similar age because it was effectively revalued in accordance with the 2003 arrangement. As a result, our cost on these sales was substantially greater than it was prior to the completion of the 2003 Sale/Leaseback Transaction.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. Significant estimates are those involving the estimated useful lives and salvage values of our rental equipment and related depreciation methods, and the estimated collectibility of trade receivables. We do not believe there is a significant likelihood that future changes in these estimates will have a material impact on our financial statements.

Depreciation Methods and Asset Lives.   We depreciate rental equipment and other property by the straight-line method to an estimated salvage value (approximately 10% of original cost) over the estimated useful lives of the assets. The useful life of an asset is determined based on our estimate of the period over which the asset will generate revenues. Salvage value is determined based on our estimate of the minimum value we will realize from the asset after such period.

Allowance for Collection Losses.   An allowance for collection losses of trade receivables is maintained at levels we believe adequately provide for such estimated losses. In determining the allowance, we consider economic conditions generally, the financial condition of specific customers, the value of any underlying collateral, including the effect of mechanics’ liens on construction projects, prices and volumes in used equipment markets, and other factors we believe are relevant. We review the adequacy of the allowance monthly.

Critical Accounting Policies

The following is a summary of what we believe are the critical accounting policies for our company. In some cases, the application of these policies requires us to make subjective judgments regarding the effect of matters that are inherently uncertain. See note 1, “Nature of business and summary of significant accounting policies,” to our audited financial statements included elsewhere in this annual report for more detailed information about our accounting policies.

Revenue and Cost Recognition.   The Company’s policy is to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers. A rental contract can be daily, weekly, or monthly. Because the terms of the contracts can extend across financial reporting periods, the Company records unbilled rental revenue and deferred revenue at the end of reporting periods so rental revenue is properly stated in the periods presented. Revenues from the sale of our used rental equipment and inventories of new equipment and other merchandise and services are recognized at the time of delivery of the product or service to the customer. Revenues from warranties and service contracts sold separately, which have not been material, are recognized over the life of the contracts.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles.  The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005.  We do not expect to make any accounting changes that would be affected by the adoption of SFAS No. 154 that will have a material impact on the Company’s financial condition or operations in the foreseeable future.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair market value of our long-term fixed interest rate debt at December 31, 2005 was $209.0 million; its carrying value was $200.0 million. Fair market values were determined from quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test. Borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin percentage plus one of the following indexes: (i) LIBOR or (ii) an alternate base rate. The applicable margin percentage varies from 187.5 to 237.5 basis points for LIBOR-based loans and 12.5 to 62.5 basis points for alternate base rate loans. In addition, our credit facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line. An increase in interest of 100 basis points would increase our annual interest expense by $930,000 based on $93.4 million, which was the amount of outstanding debt under our credit facility as of December 31, 2005.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15 (a)(2) for a listing of financial statements provided in the section titled “Financial Statements.”

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our Securities Exchange Act of 1934 filings.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table is a list of our current directors, executive officers and key employees:

Name	Age	Position
Don F. Ahern	52	President, Chief Executive Officer and Chairman of the Board of Directors
Howard L. Brown	63	Chief Financial Officer and Director
Evan B. Ahern	30	Executive Vice President, Chief Information Officer and Director
Mark J. Wattles	46	Director
P. Enoch Stiff	59	Director
Timothy N. Lotspeich	52	Senior Vice President of Risk Management and Transportation
Roy Allen Holland, Jr.	48	Vice President of Operations
Ronald L. Lyster	48	Vice President of Sales and Marketing
Richard L. Weaver	57	Vice President of Purchasing
Richard J. Robeson	52	Vice President of Service
Mark S. Brown	46	Vice President of Growth and Development
Bruce E. Bilyeu	53	Vice President of Facilities Management

Don F. Ahern has been our President, Chief Executive Officer and a member of our board of directors since February 1994. Prior to that, since 1978, Mr. Ahern was the sole proprietor of Los Arcos Equipment, an equipment rental company. Mr. Ahern has over 30 years of experience in the equipment rental industry. Mr. Ahern is Evan B. Ahern’s father.

Howard L. Brown has been our Chief Financial Officer since September 1997. He joined our board of directors in April 2004. Mr. Brown has over 34 years of finance experience. Prior to joining us, from October 1995 through September 1997, Mr. Brown was Chief Financial Officer of the H&O Foods division of Rykoff-Sexton, Inc. (now known as U.S. Foodservice, Inc.), the largest food service distributor in Las Vegas, Nevada. From September 1992 through October 1995, Mr. Brown was Chief Financial Officer of H&O Foods, Inc.

Evan B. Ahern has been our Executive Vice President since March 2004. He joined our board of directors in April 2004. In addition, Mr. Ahern has been our Chief Information Officer since 1998 and is responsible for managing our information technology. His responsibilities also include business development activities. Mr. Ahern has approximately 12 years of information technology experience. From 1993 through 1998, Mr. Ahern was project manager for our technology systems, responsible for overseeing and implementing our technology infrastructure. From 1990 through 1993, Mr. Ahern held various positions with us. Mr. Ahern is Don F. Ahern’s son.

Mark J. Wattles joined our board of directors in April 2004. Mr. Wattles founded Hollywood Entertainment Corporation (“Hollywood”), a chain of video rental and game stores, in June 1988, and until September 1998 he served as Hollywood’s Chairman of the Board, President, and Chief Executive Officer. From August 1998 through June 2000, Mr. Wattles left his full-time position at Hollywood and served as Chief Executive Officer of Reel.com, then a wholly owned subsidiary of Hollywood. In August 2000, Mr. Wattles returned full time to Hollywood to assist with changes in its business strategy. He served as President of Hollywood from January 2001 until January 2004 and as Chief Executive Officer from January 2001 until February 2005. Since January 2005, Mr. Wattles has served as President of Mark Wattles Enterprises, LLC, a capital management company that invests in companies providing consumer products and services. In April 2005, Ultimate Acquisition Partners, L.P., an entity owned by Mark Wattles Enterprises, LLC, purchased from Ultimate Electronics, Inc. the assets associated with 32 Ultimate Electronics and SoundTrack stores. Since that time, Mr. Wattles has served as Chief Executive Officer of Ultimate Acquisition Partners, L.P., which does business as Ultimate Electronics and SoundTrack and is a retailer of home entertainment and consumer electronics products. In 2001, Mr. Wattles was appointed to the National Advisory Council of the Marriot Business School at Brigham Young University.

P. Enoch Stiff joined our board of directors in April 2004. Mr. Stiff has been the managing partner of the Executive Management Group, a consulting firm specializing in effective management practices for senior executive teams of midsize businesses, since November 2002. Additionally, since January 2004, Mr. Stiff has been a partner in the Value Management Group, a Chicago-based investment management company that focuses on manufacturing companies. From September 2000 to November 2002, Mr. Stiff provided independent business consulting services to executive management groups. From September 1996 to September 2000, Mr. Stiff was the President, Chief Executive Officer and a member of the board of directors of OmniQuip International, Inc., a North American manufacturer of telescopic material handlers, aerial work platforms and other material handling equipment. From August 1989 to September 1996, Mr. Stiff was the President and Chief Executive Officer of TRAK International, Inc. (“TRAK”), a wholly owned subsidiary of OmniQuip International, Inc. He previously served as the Chief Operating Officer of TRAK from November 1987 to August 1989.

Timothy N. Lotspeich has been our Senior Vice President of Risk Management and Transportation since April 2005. From December 1995 until April 2005, he served as our Senior Vice President and was responsible for our floating fleet, transportation and risk management. Mr. Lotspeich has approximately 23 years of experience in the equipment rental industry. From July 1986 through December 1995, Mr. Lotspeich served as our California regional manager responsible for supervising operations and sales of all of our California branches. From April 1983 through June 1986, Mr. Lotspeich served as manager of our Bloomington, California branch and was responsible for operations and sales of that branch. Prior to joining us, from 1972 through June 1982, Mr. Lotspeich was a customer service representative for Grove Manufacturing, a large manufacturer of high reach equipment.

Roy Allen Holland, Jr. has been our Vice President of Operations since February 2000 and has over 30 years of experience in the equipment rental industry. From January 1997 through February 2000, Mr. Holland served as our branch manager at the Bonanza Road, Las Vegas, Nevada location, responsible for operations and sales at that branch. From February 1976 through January 1997, Mr. Holland held various positions with us including customer service representative, field sales manager and assistant branch manager.

Ronald L. Lyster has been our Vice President of Sales and Marketing since March 2002 and has over 11 years of experience in the equipment rental industry. He has been with Ahern Rentals since 1995 and was promoted to sales manager in 1999. Prior to joining us, from March 1991 through March 1995, Mr. Lyster was a salesman for Alco Products, a supplier of cleaning chemicals and industrial solvents.

Richard L. Weaver has been our Vice President of Purchasing since May 2005. He is responsible for supervising the purchasing of rental equipment and parts, and inventory management. Mr. Weaver has over 31 years of experience with purchasing and materials management. Prior to joining us, from January 2001 to May 2005, Mr. Weaver was Managing Principal of Weaver & Associates, a business management consulting firm specializing in solutions for procurement of supplies and services. From May 1999 to January 2001, Mr. Weaver was a senior manager with KPMG Consulting, LLC (now known as BearingPoint, Inc.), a business management consulting firm, where he consulted clients with respect to procurement solutions. From August 1982 to May 1999, Mr. Weaver was a division manager for Lawrence Livermore National Laboratory, a science laboratory specializing in national security applications. From March 1967 to August 1982, Mr. Weaver was employed by International Business Machines Corporation, where he held various management positions in product manufacturing and inventory management.

Richard J. Robeson has been our Vice President of Service since June 2000 and is responsible for supervising the service departments of all of our branches. Mr. Robeson has over 10 years of experience in the rental industry. Mr. Robeson has held various positions with us, including mechanic shop foreman, from February 1996 through June 2000. Prior to joining us, from 1993 to 1996, Mr. Robeson was self-employed as a mechanic. From 1985 to 1993, Mr. Robeson was a service manager for Sbar’s, Inc., a wholesaler of arts and crafts in the eastern United States, where he was responsible for fleet repair of approximately 100 delivery vehicles. From 1980 through 1988, Mr. Robeson worked for the Trenton Times newspaper, first as a mechanic and later as a service manager.

Mark S. Brown has been our Vice President of Growth and Development since February 2002 and is responsible for expanding our operations and sales by opening new branches and enhancing our performance in current branches. Mr. Brown has over 27 years of experience in the equipment rental industry. From January 1999 through February 2002, Mr. Brown was branch manager of our Sacramento store, and was responsible for supervising the operations and sales of that store. Prior to joining us, from March 1979 through January 1999, Mr. Brown was an operations manager for Thomas Equipment, an equipment rental company, where he was responsible for the company’s operations and sales.

Bruce E. Bilyeu has been our Vice President of Facilities Management since March 2005. He is responsible for supervising maintenance and renovation of our existing facilities and construction of our new facilities. Mr. Bilyeu has over 32 years of experience in the construction industry. From June 1995 to March 2005, Mr. Bilyeu served as our Facilities Manager with responsibilities similar to those he now has as a vice president. Prior to joining us, from August 1981 to June 1995, he was the President and sole stockholder of Building Dynamics, Inc., a provider of commercial and residential construction and remodeling services. From 1974 to August 1981, Mr. Bilyeu worked as an estimator and project manager for several general contractors in Las Vegas, Nevada.

Pursuant to the company’s bylaws, each of our directors serves for a term of one year or until his successor is elected and qualified.

We have not adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We are not required to adopt such a code and our board of directors believes a formal code of ethics would not provide significant value to our two stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation paid or accrued in the last three years to our Chief Executive Officer and our four most highly compensated executive officers other than the Chief Executive Officer in 2005:

Summary Compensation Table

		Annual Compensation		All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)
Don F. Ahern	2005	$378,000	$759,288	$—
President and Chief Executive Officer	2004	312,000	246,007	3,124,143	(2)
	2003	312,000	93,530	102,184	(2)

Howard L. Brown	2005	180,000	125,000	4,180
Chief Financial Officer	2004	171,538	80,000	4,080
	2003	171,952	22,500	3,869

Evan B. Ahern	2005	301,517	175,000	6,373	(3)
Executive Vice President and Chief Information Officer	2004	148,077	25,000	7,907	(3)
	2003	95,700	10,000	5,939	(3)

Ronald L. Lyster, Jr.	2005	101,389	82,000	1,930
Vice President of Sales and Marketing	2004	100,000	25,000	1,930
	2003	99,135	—	1,930

Roy Allen Holland, Jr.	2005	116,063	128,666	4,253	(4)
Vice President of Operations	2004	79,600	64,996	6,887	(4)
	2003	59,956	39,996	6,514	(4)

(1)    Includes for 2005, contributions made by us under our 401(k) plan for services performed during that year:  $4,180 for Mr. Brown, $4,080 for Mr. Evan B. Ahern, $1,930 for Mr. Lyster, and $2,360 for Mr. Holland.  Includes for 2004 the following contributions made by us under our 401(k) plan for services performed during that year: $4,080 for Mr. Brown, $2,788 for Mr. Evan B. Ahern, $1,930 for Mr. Lyster and $2,372 for Mr. Holland. Includes for 2003 the following contributions made by us under our 401(k) plan for services performed during that year: $3,869 for Mr. Brown, $2,094 for Mr. Evan B. Ahern, $1,930 for Mr. Lyster and $1,979 for Mr. Holland. Actual contributions to an employee’s account under our 401(k) plan are generally not made until early in the year following the year of service for which our contribution is being made.

(2)    Includes for 2004 forgiveness of $3,007,232 owed to us by Mr. Don F. Ahern pursuant to a series of interest-free loans. See “Item 13 – Certain Relationships and Related Transactions—Other.” Also includes for 2004 $116,911, representing the estimated amount of interest that would have accrued on the loans in 2004 had the loans bore simple interest at an assumed market rate of 5% per annum. Includes for 2003 $102,184, representing the estimated amount of interest that would have accrued on the loans in that year had the loans bore simple interest at an assumed market rate of 5% per annum.

(3)    Includes for 2005, 2004 and 2003 $2,293, $5,119 and $3,845, respectively, representing the estimated amount of interest that would have accrued in the applicable year on an interest-free loan had the loan bore simple interest at an assumed market rate of 5% per annum. We made this loan to Mr. Evan B. Ahern in April 2003 and he repaid it in June 2005. See “Item 13 – Certain Relationships and Related Transactions—Other.”

(4)    Includes $1,893 for 2005, and $4,515 for each of 2004 and 2003, representing the estimated amount of interest that would have accrued in the applicable year on interest-free loans had the loans bore simple interest at an assumed market rate of 5% per annum. We made the first of these loans to Mr. Holland in December 2000. See “Item 13 - Certain Relationships and Related Transactions—Other.”

Don F. Ahern, who is a member of our board of directors and also our President and Chief Executive Officer, was responsible for determining all executive officer compensation for fiscal year 2005. Mr. Ahern made decisions regarding executive officer compensation based on a number of factors, including, but not limited to, company profitability and individual performance.

Director Compensation

Our non-employee directors receive $3,000 per day for each day they attend a board meeting in addition to travel and other expense reimbursement incidental to board meeting attendance. Our directors who are also employees do not receive separate compensation for their service on our board of directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of Ahern Rentals’ common stock at December 31, 2005, by: (1) each person or entity who owns of record or beneficially 5% or more of any class of our voting securities; (2) each of our named executive officers and directors; and (3) all of our directors and executive officers as a group. Except as noted below, the address for each of the directors and named executive officers is at our principal executive offices c/o Ahern Rentals, Inc., 4241 South Arville Street, Las Vegas, Nevada 89103.

Shares Beneficially Owned(1)
Common Stock
Name	Number of Shares	Percentage of Class
Principal Shareholders Executive Officers and Directors
Don F. Ahern(2)	970	97%
Howard L. Brown	—	—
Evan B. Ahern	—	—
Ronald L. Lyster, Jr.	—	—
Roy Allen Holland, Jr.	—	—
Enoch Stiff	—	—
Mark Wattles	—	—
Executive Officers and Directors as group (13 Persons)	970	97%

(1)    Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act.

(2)    Includes shares of Common Stock held by the DFA Separate Property Trust, a revocable trust established by Don F. Ahern. Don F. Ahern is sole trustee and income beneficiary of this trust and, as trustee, has sole voting and investment power with respect to all 970 shares. The 30 shares (or 3%) of the Common Stock of Ahern Rentals not owned by Don F. Ahern are owned by John Paul Ahern, Jr., Don F. Ahern’s brother.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DFA Family Limited Partnership

We lease the property that houses our principal executive offices and our Las Vegas, Nevada customer repair center from DFA Family Limited Partnership, of which Don F. Ahern, our President and Chief Executive Officer and a member of our board of directors, is the general partner and which is 1% owned by Don F. Ahern as trustee of the DFA Separate Property Trust and 33% owned by each of Don F. Ahern’s three children, including Evan B. Ahern, our Executive Vice President, Chief Information Officer and a member of our board of directors. Our lease payments to DFA Family Limited Partnership totaled $228,000 in 2003, $264,000 in 2004 and $362,798 in 2005. In 2004 we entered into a written lease agreement for this property, which, as amended, provides for monthly lease payments of $31,399. Under the lease, the monthly payment will be increased annually by the greater of (a) 3% of the monthly payment for the prior year or (b) the percentage increase in the Consumer Price Index. The term of the lease continues until October 27, 2014.

We guaranteed the indebtedness incurred by DFA Family Limited Partnership in connection with its acquisition of the property that houses our principal executive offices and our Las Vegas, Nevada customer repair center. This guarantee has been terminated.

DFA, LLC

We lease 16 of our rental branches, as well as our parts warehouse, our dispatch facility, our credit department facility and our payroll facility, from DFA, LLC, of which Don F. Ahern is the managing member and which is 1% owned by Don F. Ahern individually and 99% owned by Don F. Ahern as trustee of the DFA Separate Property Trust. Our aggregate lease payments to DFA, LLC totaled $846,629 in 2003, $1,753,570 in 2004 and $2,529,210 in 2005. Since the end of 2005, we have begun leasing additional properties from DFA, LLC, and the aggregate monthly lease payments for the 20 properties we lease from DFA, LLC was approximately $237,000 at December 31, 2005. We are party to a written lease agreement for each property we lease from DFA, LLC. Under each lease, the monthly payment will be increased annually by the greater of (a) 3% of the monthly payment for the prior year or (b) the percentage increase in the Consumer Price Index. The term of each lease continues until October 27, 2014.

Prior to April 1, 2003, DFA, LLC owned ten parcels along Bonanza Road in Las Vegas, Nevada, on which buildings used for our rental yards, sales offices and administrative offices are located. We paid DFA, LLC total lease payments of $38,250 for 2003 for these parcels. In April 2003 those parcels, along with two Bonanza Road parcels owned by the John P. Ahern Family Partnership, were transferred to Don and Paul, LLC. The rental amounts paid to DFA, LLC for the Bonanza Road parcels in 2003 are included in the aggregate lease payment amounts reported in the first paragraph of this section.

In October 2004, we loaned DFA, LLC approximately $1.0 million. The loan did not bear interest. DFA, LLC paid in full the outstanding balance of the loan in January 2005.

We guaranteed the indebtedness incurred by DFA, LLC in connection with its acquisitions of 13 properties, 12 of which are leased by DFA, LLC to us. These guarantees have been terminated.

In October 2004 we made a non-cash distribution of $1,362,081 to our shareholders. This distribution included a distribution to Don F. Ahern of a $1,269,074 receivable from DFA, LLC and the forgiveness of a $93,007 receivable from John Paul Ahern, Jr. The receivable distributed to Don F. Ahern represented the amount that DFA, LLC owed us at that time on advances we had made to DFA, LLC to finance its acquisitions of certain real property it leases to us as well as certain other expenses of DFA, LLC.

Under an Agreement for Retirement of Interest in DFA, LLC dated January 2, 2004, DFA, LLC distributed rental equipment assets (along with the associated indebtedness) to us in redemption of our entire membership interest in DFA, LLC. Our Chief Financial Officer determined that the book value of these assets, net of accumulated depreciation and the associated indebtedness, was equal to the value of our membership interest in DFA, LLC, which was not material. In connection with this transaction, we distributed receivables from DFA, LLC ($11.9 million) and other net assets ($0.7 million) to Don F. Ahern.

Don and Paul, LLC

We lease property housing our Bonanza Road, Las Vegas, Nevada rental facilities from Don and Paul, LLC (“DPLLC”), of which Don F. Ahern is the managing member and which is 85.5% owned by Don F. Ahern as trustee of the DFA Separate Property Trust and 14.5% owned by John Paul Ahern, Jr., Don F. Ahern’s brother. Our lease payments to DPLLC totaled $167,400 in 2003, $396,400 in 2004, and $486,760 in 2005. In 2004 we entered into a written lease agreement for this property, which provides for monthly lease payments of $42,130. Under the lease, the monthly payment will be increased annually by the greater of (a) 3% of the monthly payment for the prior year or (b) the percentage increase in the Consumer Price Index. The term of the lease continues until October 27, 2014.

In 2003 the state of Nevada determined that DPLLC was entitled to receive $3.6 million from the state in connection with the state’s exercise of the power of eminent domain over a portion of two of the parcels leased by us from DPLLC. DPLLC agreed to pay $1.9 million of the award to us to compensate us for damage to our business resulting from the condemnation. As a result of the award, we recognized a gain of $1.3 million as other income for 2003, which represents the difference between the $1.9 million that was allocable to us and $0.6 million of costs we had incurred to construct our headquarters building on the property. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” Because of this condemnation, we terminated construction of the headquarters building.

In September 2004, DPLLC owed us $2,961,600, representing the unpaid balance of our portion of the condemnation award and advances of approximately $2,880,400 we made to DPLLC primarily in connection with construction of and land acquisition costs for certain facilities located at our Bonanza Road location in Las Vegas, Nevada. In September 2004 DPLLC paid us the full amount of the $2,961,600 obligation.

Xtreme Manufacturing, LLC

We purchase forklifts and certain other equipment from Xtreme Manufacturing, LLC (“Xtreme”), of which Don F. Ahern is the managing member and which is 96.6% owned by Don F. Ahern as trustee of the DFA Separate Property Trust. Although this equipment is designed by Xtreme, prior to November 2004 our employees assembled the equipment using components purchased by Xtreme, and we capitalized the labor costs and certain overhead costs we incurred to assemble the equipment and accounted for them as an additional cost of the equipment. The employees who assemble this equipment became Xtreme’s employees in November 2004. We purchased approximately $1.1 million, $11.9 million and $13.4 million of equipment from Xtreme in 2003, 2004 and 2005, respectively, including capitalized labor costs.

In addition, Xtreme’s employees participate in the health plans and the 401(k) retirement plan that we make available to our employees. Xtreme directly pays the costs associated with its employees’ participation in the 401(k) retirement plan and reimburses us for our costs associated with its employees’ participation in the medical and dental plans.

A&K 67, LLC

We have a verbal agreement for the part-time use of a boat owned by A&K 67, LLC, which is 25% owned by Don F. Ahern as trustee of the DFA Separate Property Trust. Our payments to A&K 67, LLC pursuant to this agreement totaled approximately $43,100 in each of 2003, 2004 and 2005. The verbal agreement provides for monthly payments of approximately $3,590. The agreement is terminable on reasonable notice.

XFS, Inc.

XFS, Inc. (“XFS”), of which Don F. Ahern is President and which is wholly owned by Don F. Ahern as trustee of the DFA Separate Property Trust, engages in lease financing transactions in which XFS purchases equipment from us for the purpose of leasing the equipment to third-party lessees. As of December 31, 2005, XFS had purchased $162,540 of equipment from us.

John P. Ahern Family Partnership

Prior to April 1, 2003, we leased part of the property that housed our rental facilities located along Bonanza Road in Las Vegas, Nevada from the John P. Ahern Family Partnership, which was 50% owned by Don F. Ahern and 50% owned by his brother, John Paul Ahern, Jr. In April 2003 this property, along with several properties previously owned by DFA, LLC, were transferred to Don and Paul, LLC. Our lease payments to the John P. Ahern Family Partnership totaled $9,750 in 2003. We did not lease any property from the John P. Ahern Family Partnership in 2004 or 2005.

Other

During the last three fiscal years we made the following loans to our executive officers. As of August, 2005, we have ceased providing loans to our executive officers.

During the period beginning January 1, 2003 and ended December 31, 2005, the largest aggregate amount of indebtedness owed to us by Don F. Ahern was approximately $3.0 million as the result of a series of loans. These loans did not bear interest. We forgave these loans in October 2004.

In January 1998, Don F. Ahern loaned us $3.6 million. Simple interest accrued on the principal amount of the loan at the rate of 10% per annum. We paid in full the outstanding balance of the loan in October 2004.

In June 2005, we paid $400,000 on behalf of Mr. Ahern as a deposit on the purchase of an airplane. Mr. Ahern repaid this amount in September 2005 prior to the filing with the SEC of the registration statement on Form S-4 (Commission File No. 333-128688).  In November 2005, we paid Mr. Ahern $475,000 for aggregate deposits made for the purchase of the aforementioned airplane and have amended the purchase agreement with the aircraft manufacturer to reflect Ahern Rentals, Inc. as the purchaser rather than Mr. Ahern.

During the period beginning January 1, 2003 and ended December 31, 2005, the largest aggregate amount of indebtedness owed to us by Evan B. Ahern was $109,795 as the result of a loan made in April 2003 and repaid in June 2005. The loan did not bear interest.

During the period beginning January 1, 2003 and ended December 31, 2005, the largest aggregate amount of indebtedness owed to us by Roy Allen Holland, Jr., our Vice President of Operations, was approximately $90,300. We loaned $5,000 to Mr. Holland on March 23, 2001 and again on May 17, 2001. On December 31, 2000, we loaned Mr. Holland $80,300. These loans did not bear interest. Mr. Holland repaid these loans in full in August 2005.

During the period beginning January 1, 2003 and ended December 31, 2005, the largest aggregate amount of indebtedness owed to us by John Paul Ahern, Jr. was approximately $67,040 as the result of loans. These loans did not bear interest. We forgave these loans in October 2004.

Don F. Ahern was the sole guarantor of all of our obligations under the GE Sale/Leaseback Transaction. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Transactions” for a description of this financing arrangement. Don F. Ahern is also a guarantor of our obligations under certain of our real property leases with third-party lessors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees for professional audit services rendered by Piercy, Bowler, Taylor & Kern for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by Piercy, Bowler, Taylor & Kern.

	2004	2005
Audit Fees(1)	$118,295	$46,327
Audit-Related Fees(2)	88,836	91,058
Tax Fees(3)	26,030	19,525
Total	$233,161	$156,910

(1)  Audit fees are exclusively related to our annual financial statement audits.

(2) Audit related fees are related to quarterly review services, comfort letters, consents and other services related to SEC matters.

(3) Fees for tax services consisted of:

•      Tax compliance and planning services;

•      Federal, state and local income tax return assistance;

•      Sales and use, property and other tax return assistance; and

•      Assistance with tax audits and appeals.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report

1.	Report of Independent Registered Public Accounting Firm	33
2.	Financial statements
	Balance sheets	34
	Statements of income and retained earnings	35
	Statements of cash flows	36
3.	Notes to the financial statements	37
4.	Exhibits	44

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

Report of Independent Registered Public Accounting Firm

Board of Directors

Ahern Rentals, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Ahern Rentals, Inc. as of December 31, 2005 and 2004, and the related statements of income, retained earnings and cash flows for each of the three years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ahern Rentals, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants & Business Advisors
A Professional Corporation
Las Vegas, Nevada
March 10, 2006

AHERN RENTALS, INC.

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS

Cash	$1,695,531	$913,821
Accounts receivable, net of allowance of $1,707,468 and $1,629,088	37,071,240	28,681,693
Inventories	13,915,384	7,402,295
Due from affiliate	—	1,007,201
Rental equipment, net	262,842,720	180,168,629
Property and other equipment, net	27,699,723	21,372,912
Rental deposit, sale and leaseback	—	8,981,302
Debt issuance costs	10,836,936	8,191,091
Other	3,118,927	3,687,371
	$357,180,461	$260,406,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Line of credit payable	$93,417,105	$115,637,559
Accounts payable, other	17,431,929	7,237,930
Accrued expenses	14,108,803	6,552,977
Deferred gain and rent payments on sale and leaseback	—	4,584,286
Notes payable and capital lease obligations	2,305,892	102,073,640
Second priority senior secured notes	200,000,000	—
	327,263,729	236,086,392

Stockholders’ Equity

Common stock, no par, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915,214	5,915,214
Retained earnings	24,001,518	18,404,709
	29,916,732	24,319,923

	$357,180,461	$260,406,315

See notes to financial statements

AHERN RENTALS, INC.

STATEMENTS OF INCOME AND RETAINED EARNINGS

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
REVENUES
Equipment rentals and related	$179,858,132	$136,402,114	$99,541,147
Sales of rental equipment	11,379,464	7,255,773	5,722,724
Other	12,478,538	11,411,338	5,969,309
	203,716,134	155,069,225	111,233,180
COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent expense of $2,465,720, $1,577,520 and $1,084,379	75,139,147	61,086,294	48,507,827
Depreciation, rental equipment	36,900,504	28,411,875	22,023,612
Cost of rental equipment sales	8,196,968	5,210,540	3,835,759
Other	9,968,582	8,803,792	4,279,104
	130,205,201	103,512,501	78,646,302

GROSS PROFIT	73,510,933	51,556,724	32,586,878

OPERATING EXPENSES
Selling, general, and administrative, including related party rent expense of $913,048, $836,450 and $167,400	30,417,105	22,961,042	18,565,015
Non-rental equipment depreciation and amortization	4,322,494	3,005,865	2,283,389
	34,739,599	25,966,907	20,848,404

OPERATING INCOME	38,771,334	25,589,817	11,738,474

OTHER INCOME (EXPENSE)
Interest expense	(24,401,557)	(13,521,469)	(9,155,148)
Loss on debt extinguishment	(8,986,690)	(1,966,516)	—
Interest income	162,306	164,434	181,262
Legal settlement	—	—	1,332,840
Other income (expense)	51,416	22,743	(23,693)
NET INCOME	$5,596,809	$10,289,009	$4,073,735
RETAINED EARNINGS, BEGINNING OF PERIOD	$18,404,709	$13,831,734	$12,761,967
Net income	5,596,809	10,289,009	4,073,735
Distributions	—	(5,716,034)	(3,003,968)
RETAINED EARNINGS, END OF PERIOD	$24,001,518	$18,404,709	$13,831,734

See notes to financial statements

AHERN RENTALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
OPERATING ACTIVITIES:

Net income	$5,596,809	$10,289,009	$4,073,735
Adjustments to reconcile net income to net cash provided by operating activities:
Gross profit on disposition of rental equipment and other property	(3,233,912)	(2,067,976)	(3,196,111)
Depreciation and amortization of rental equipment and other property	41,222,998	31,417,740	24,307,001
Amortization of deferred gain and rent payments	(1,234,430)	(1,489,394)	(731,948)
Amortization of debt issuance costs	1,795,656	392,234	127,728
Non-cash loss on debt extinguishment	2,644,451	379,348	—
Bad debts	943,818	694,151	506,905
Non-cash interest	1,326,419	387,917	—
Changes in operating assets and liabilities:
Accounts receivable	(9,333,365)	(7,851,017)	(5,498,670)
Inventories	(6,561,029)	959,648	(3,707,082)
Other	818,681	(1,035,358)	(613,653)
Accounts payable, other	10,591,007	834,485	3,375,465
Accrued expenses	7,555,826	677,652	509,947
Net cash provided by operating activities	52,132,929	33,588,439	19,153,317

INVESTING ACTIVITIES:
Purchases of rental equipment and other property	(120,799,903)	(21,057,154)	(620,716)
Early buyout of rental equipment under sale/leaseback	(21,612,615)	—	—
Refund of deposit under sale/leaseback	8,731,065	—	—
Proceeds from sales of rental equipment and other property	11,723,606	7,670,420	7,107,628
Advances to shareholders and affiliate	—	(11,601,250)	(4,575,206)
Collections from shareholders and affiliate	1,007,201	11,969,772	810,159
Net cash provided by (used in) investing activities	(120,950,646)	(13,018,212)	2,721,865

FINANCING ACTIVITIES:
Line of credit borrowings	285,936,457	284,825,382	57,876,395
Line of credit repayments	(308,156,911)	(174,354,239)	(54,420,802)
Proceeds from other borrowings	202,225,144	90,000,000	—
Repayment of other borrowings	(103,319,311)	(211,028,338)	(24,694,816)
Proceeds from sale-leaseback	—	—	2,860,709
Debt issuance costs paid	(7,085,952)	(8,470,253)	—
Distributions	—	(1,346,721)	(3,003,968)
Net cash provided by (used in) financing activities	69,599,427	(20,374,169)	(21,382,482)
NET INCREASE IN CASH	781,710	196,058	492,700
CASH, BEGINNING OF PERIOD	913,821	717,763	225,063
CASH, END OF PERIOD	$1,695,531	$913,821	$717,763

See notes to financial statements

AHERN RENTALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.   Nature of business and summary of significant accounting policies:

Basis of presentation.    The nature of the Company’s business is such that short-term obligations are typically met by cash flow generated from long-term assets.  Therefore, the balance sheets are presented on an unclassified basis consistent with equipment rental industry practice.

Management has evaluated the circumstances attendant to its relationships with its affiliated lessor and other related parties described in Notes 5 and 6 and concluded that none of these entities qualify as either a “variable interest entity” (VIE), as defined in Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, or an “implicit VIE,” as described in FASB Staff Position FIN 46(R)-5 issued in March 2005 and, accordingly, are not considered for consolidation.

Nature of business.  The Company operates a comprehensive equipment rental and sales business servicing a customer base that includes construction and industrial companies, municipalities, manufacturers, utilities, homeowners and others in Nevada, California, Arizona, Texas, Colorado, Utah, Oregon, and New Jersey.  Each of the Company’s 32 equipment rental and sales branches is considered a separate profit center.  All profit centers are aggregated into one reportable segment because they offer similar products and services in similar markets and the factors that influence management’s strategic decisions are comparable.

Concentrations.   Realization of the Company’s receivables (which are uncollateralized) and its future operations, could be affected by adverse changes in economic conditions in Las Vegas, Nevada and the southwestern United States, particularly in the construction industry.  Approximately 37%, 38%, and 40% of the Company’s total revenues were generated in Las Vegas during 2005, 2004, and 2003, respectively.  An additional 35%, 36%, and 34% were generated in California.

The Company manages its concentrations of credit risk by evaluating the credit worthiness of customers before credit is extended and monitoring it thereafter.  When material amounts of credit are extended to a single customer in connection with a construction project, the Company usually has the right to, and does, lien the project if the customer fails to pay.  In establishing an allowance for doubtful collection, the Company considers the financial condition of each customer, the relative strength of the Company’s legal position and the cost of related proceedings, and general economic conditions.  The maximum losses that the Company would incur if a customer failed to pay amounts owed and return the rental equipment would be limited to the recorded amount due after allowances provided, plus the carrying value of the related equipment less insurance recovery, if any.

Use of estimates.  Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts, some of which may require revision in future periods, including the useful lives and salvage values of property and equipment, the allowance for doubtful accounts, and accruals related to the Company’s insurance programs.

Inventories.  Inventories (Note 2) are valued at the lower of market or cost determined by the average cost method, except for new serialized equipment units held for sale, the cost of which is determined using the specific identification method.

Property and equipment and depreciation.  Property and equipment, including revenue-producing rental equipment (Note 3), is stated at cost.  Depreciation and amortization is provided by the straight-line method to an estimated salvage value over the estimated useful lives of the assets, typically 3-10 years which for leasehold improvements (which are not material) is limited to the lease term.

Income taxes.  The Company has elected to be an “S corporation” for federal income tax purposes.  As a result, the shareholders of the Company are taxed directly on their respective shares of the Company’s income.  Therefore, no provision or liability for federal and state income tax has been included in the accompanying financial statements.

Revenue recognition.  The Company’s revenues are divided into three categories:

•        Equipment rentals and related.  This includes revenue from renting equipment and related items such as the fees charged for equipment delivery, damage waivers, repair of rental equipment and fuel.

•        Sales of rental equipment.  This includes revenue from the sale of used rental equipment.

•        Other.  This primarily includes revenue from the sale of new equipment, merchandise and supplies.

Revenue related to rental equipment is recognized over the contract term.  Revenue related to sales of used rental equipment and inventories is recognized at the time of delivery to the customer.  The Company typically does not provide warranties or maintenance services with the products sold.  However, revenue from warranties and service contracts sold separately, which are not material, are recognized over the life of the contracts.

Cost of revenues and gross profit.  Consistent with industry practice, certain expenses associated with the Company’s equipment rental operations, including costs of repairs and maintenance of the equipment, occupancy, supplies and personnel (excluding compensation of sales personnel, which costs are included in selling, general and administrative expenses) have been accounted for as cost of revenues and therefore, deducted in arriving at gross profit in the statements of income.  In summary, cost of revenues consists of the following:

•        Cost of equipment rental operations, excluding depreciation.  This includes branch personnel costs, the cost of repairing and maintaining rental equipment and our service and delivery vehicles, fuel costs, occupancy costs and supply costs for our rental locations and, historically, operating lease payments relating to our rental equipment.

•        Depreciation on rental equipment.

•        Cost of rental equipment sales.  This represents the net book value of rental equipment sold.

•        Other.  This includes the cost of items sold, including new equipment, parts, merchandise and supplies.

Debt issuance costs.  Costs relating to borrowings are deferred and amortized to interest expense using the straight line method, which does not differ materially from the effective interest method, over the terms of the related borrowings.  As of December 31, 2005 and 2004, debt issuance costs shown in the accompanying balance sheet are net of accumulated amortization of $2,074,818 and $279,162, respectively.

Advertising.  Advertising costs are charged as incurred to selling, general, and administrative operating expenses and amounted to $346,510, $270,026, and $261,051 for 2005, 2004, and 2003, respectively.

Legal defense costs.  Legal and related defense costs in connection with pending or threatened litigation or other disputes, if any, are not included in accruable estimated losses but rather are recorded as period costs when they are incurred.

2.   Inventories:

Inventories as of December 31 consist of the following:

	2005	2004
Equipment	$6,867,820	$1,747,868
Parts	6,501,650	5,237,164
Accessories	545,914	417,263
	$13,915,384	$7,402,295

3.   Property and equipment:

	2005	2004
Revenue-producing rental equipment	393,791,753	283,794,928
Less accumulated depreciation	(130,949,033)	(103,626,299)
Rental equipment, net	$262,842,720	$180,168,629

Trucks and other equipment	$46,394,808	$36,422,200
Construction in progress	183,940	—
	46,578,748	36,422,200
Less accumulated depreciation and amortization	(18,879,025)	(15,049,288)
Property and other equipment, net	$27,699,723	$21,372,912

Approximately $112,000 (at cost) of office equipment is held under capital leases as of December 31, 2005.

4.   Debt:

2004 refinancing.  In October 2004, the Company refinanced approximately $197.2 million of prior debt, including prepayment penalties.  As a result of the refinancing, the Company recorded a loss on debt extinguishment of $1,966,516 comprised of prepayment penalties of $1,587,168 and the writeoff of unamortized debt issuance costs on refinanced debt of $379,348.  The refinancing was completed through two credit facilities, both with five-year terms:  (1) A senior secured revolving credit facility (“2004 Credit Facility”) with an aggregate commitment from a syndicate of lenders of up to $175 million, and (2) $90 million in second lien notes payable to a commercial lender.

The weighted average interest rate for the 2004 Credit Facility in 2004 was 6.1%.

Prior to the 2004 Credit Facility, the Company had a revolving credit facility with a different lender providing for borrowings up to $7.5 million.  The weighted average interest rate on this prior facility in 2004 was 6.3%, and in 2003 was 4.4%.

The second lien notes bore interest at 14.5% payable monthly, generally on the last day of the month.  This interest was paid in cash at the rate of 12% per annum and interest in kind (“PIK”) through the issuance of additional notes at the rate of 2.5% per annum.

2005 refinancing.  On August 18, 2005, the Company issued $200 million of second priority senior secured notes (“Second Priority Notes”), the proceeds of which were used to (1) pay off the then remaining balance of the second lien note obligations described above approximating $99 million, including prepayment penalties, (2) pay down the previous revolving credit facility by approximately $85 million, (3) pay off other debt totaling approximately $10 million, and (4) pay fees and expenses related to the 2005 refinancing transaction of approximately $6 million. As a result of this refinancing, the Company recorded a loss on debt extinguishment of approximately $8.9 million comprised of prepayment penalties of $6.3 million and the write off of unamortized debt issuance costs of $2.6 million related to old debt.  In addition, the Company amended its 2004 Credit Facility (“Amended Credit Facility”) resulting in more favorable terms to the Company including, but not limited to, lower interest rate charges and fewer financial covenants, although if borrowing availability falls below $25 million, maintenance of certain financial covenants will be required.

The Amended Credit Facility is a five year facility providing for revolving loans up to $175 million subject to a borrowing base test that is based upon eligible accounts receivable, rental equipment, transportation equipment, and inventories. Borrowings under this facility bear interest at either (1) the bank’s base rate (prime rate) plus a margin of 12.5 to 62.5 basis points or, at the Company’s option, (2) the London Interbank Offered Rate (LIBOR) plus a margin of 187.5 to 237.5 basis points. The interest rates charged can vary within the foregoing ranges depending on the Company’s leverage ratio, as defined in the Amended Credit Facility agreement.  This facility is secured by a first priority security interest in substantially all of the Company’s existing and future acquired assets.  As of December 31, 2005, the Company had unused availability under the Amended Credit Facility of approximately $72 million.  The weighted average interest rate for 2005 was 6.3%.

The Second Priority Notes are due August 15, 2013, bear interest at 9.25% payable semi-annually on each February 15 and August 15 commencing February 15, 2006, and are secured on a second priority basis, behind the Amended Credit Facility, by substantially all of the Company’s existing and future acquired assets.

All debt outstanding in 2005 and 2004 (other than the 2004 Credit Facility, Amended Credit Facility, Second Priority Notes, and second lien notes), is (or was) collateralized by equipment and payable in equal periodic (primarily monthly) payments of principal and interest.  The effective annual interest rate on such other debt ranged from 4.8% to 8.4%.

Notes payable and capital lease obligations consist of the following at December 31:

	2005	2004
Equipment contracts and notes payable	$2,275,224	$11,617,208
Second lien notes payable	—	90,387,917
Total notes payable	2,275,224	102,005,125
Capital lease obligations, office equipment	30,668	68,515
	$2,305,892	$102,073,640

Maturities of debt, including the Amended Credit Facility and Second Priority Notes (and capital lease obligations), as of December 31, 2005 are as follows:

2006	$168,275
2007	143,743
2008	150,151
2009	156,846
2010	93,580,944
Thereafter	201,523,038
$295,722,997

5.   Related party transactions:

Changes in amounts due from shareholders and affiliate consist of advances to principal shareholders and entities they control as follows for 2005 and 2004:

	2005	2004
Balances, January 1	$1,007,201	$5,745,036
Advances	—	11,601,250
Collections	(1,007,201)	(11,969,772)
Non-cash distribution applied	—	(4,369,313)
Balances, December 31	$—	$1,007,201

The non-cash distribution in 2004 of $4,369,313 includes the forgiveness of a $3,007,232 receivable from Don F. Ahern, the Company’s majority shareholder, plus a distribution to Don F. Ahern of a $1,269,074 receivable from DFA, LLC and the forgiveness of a $93,007 receivable from John Paul Ahern, Jr.  As of the date of the distribution of the DFA, LLC receivable to Don F. Ahern, Mr. Ahern owned 1% of the membership interests in DFA, LLC individually and 99% of the membership interests as trustee of the DFA Separate Property Trust.

Other related party transactions.  The Company purchases forklifts and certain other equipment from Xtreme Manufacturing, LLC (“Xtreme”), an entity controlled by the Company’s majority shareholder.  In addition, Xtreme employees participate in the Company’s employee benefit programs, including its workers’ compensation program, and Xtreme pays its costs related thereto.  During 2005 and 2004, the Company purchased from Xtreme approximately $13.4 million and $11.9 million of equipment, respectively.

The Company also provides certain administrative services at no cost for the non-rental equipment related operations of certain affiliates, DFA, LLC and Don and Paul, LLC (Note 6).

See Note 6 also regarding related party leases.

6.   Commitments and contingencies:

Related party operating leases and guarantees.   The Company leases property from DFA Family Limited Partnership (DFAFLP), 1% owned by Don F. Ahern as the trustee of the DFA Separate Property Trust and 33% owned by each of Don F. Ahern’s three children, including Evan B. Ahern, the Company’s Executive Vice-President and a member of the Company’s board of directors.  The Company is responsible for all maintenance costs.

Prior to May 1, 2004, the Company leased, primarily on a month-to-month basis, real estate used in the Company’s equipment rental operations from previously combined affiliates, DFA, LLC and Don and Paul, LLC.  The Company’s majority shareholder has controlling interests in these entities.  The annual rental on those leases was periodically adjusted based on the Company’s majority shareholder’s estimate of fair value based on his knowledge of local market conditions.

Effective May 1, 2004, the Company entered into new lease agreements covering the foregoing properties through December 31, 2005 with annual renewals through 2011.  However, in connection with the 2004 refinancing described in Note 4, these new related party leases were amended and restated primarily to extend the initial terms of the leases through October 27, 2014, with no renewal provisions.  These restated related party leases provide for annual rent increases equal to the greater of 3% or the consumer price index, as defined.  The aggregate annual payment commitment under the restated related party leases is approximately $3.7 million.

Other operating leases.  In September 2005, the Company repurchased all of the remaining rental equipment under lease for $21.6 million and terminated the lease.  The lease arose in 2003, when the Company sold certain rental equipment for an approximate $6.8 million gain to General Electric Capital Corporation (GE) and leased it back.  The gain was deferred and was being amortized over the 62-month lease term until termination of the lease, when GE refunded to the Company its remaining deposit balance of $8.7 million. The Company recorded the repurchased equipment at $17.9 million which represents the $21.6 million acquisition price of the equipment reduced by $3.7 million of then unamortized deferred gain, and approximates fair value.

Future obligations over the primary terms of the Company’s long-term related party and other operating leases as of December 31, 2005, are as follows:

Year ending December 31,	Related party	Other	Total
2006	$3,507,747	$919,442	$4,427,189
2007	3,591,086	643,064	4,234,150
2008	3,698,982	130,599	3,829,581
2009	3,810,094	123,986	3,934,080
2010	3,924,560	84,596	4,009,156
Thereafter	16,158,686	28,199	16,186,885
Total	$34,691,155	$1,929,886	$36,621,041

The Company incurred a total of $6,711,570, $7,388,562, and $5,776,492 in operating lease rent expense during 2005, 2004, and 2003, including $3,378,768, $2,413,970, and $1,251,779, respectively, in connection with the related party leases.

Company sponsored profit-sharing plan.  The Company maintains a defined contribution plan qualified under IRS regulation 401(k).  Participation in the plan is limited to full-time employees with a minimum of one year of service, and at least 21 years of age.  Contributions to the plan are made annually at the discretion of management.  For the operating periods presented, contributions were not material.

Miscellaneous legal matters.  The Company is currently a defendant in certain legal matters arising in the ordinary course of business.  In the opinion of management, the outcome of these actions should not have a material effect on the future financial position, results of operations or cash flows of the Company, and no estimated losses are considered accruable as of December 31, 2005.

7.   Fair value of financial instruments:

The carrying amounts at December 31, 2005, for cash, short-term and long-term debt, excluding the Second Priority Notes, approximate their fair market values due to the short maturity of these instruments, or because the related interest rates approximate current market rates.  The estimated fair market value of the Second Priority Notes was $209 million based on quoted market prices; the carrying amount was $200 million.

8.   Supplemental cash flow and other information

	2005	2004	2003
Noncash financing and investing activities
Rental equipment acquired with debt		$51,149,261	$49,089,058
Other property and equipment acquired with debt		6,625,177	2,242,622
		$57,774,438	$51,331,680
Unamortized deferred gain and rent payments recognized as a reduction of the acquisition price of repurchased rental equipment	$3,746,864

Distribution of amounts receivable to shareholders		$4,369,313

Cash paid for interest	$16,249,982	$12,812,942	$9,247,275

Summary of capital expenditures:
Rental equipment acquired with cash	$127,626,794	$18,899,149	$122,400
Rental equipment acquired with debt	—	51,149,261	49,089,058
Total capital expenditures for rental equipment	127,626,794	70,048,410	49,211,458

Property and other equipment acquired with cash	11,038,860	2,158,005	498,316
Property and other equipment acquired with debt	—	6,625,177	2,242,622
Total capital expenditures for property and other equipment	11,038,860	8,783,182	2,740,938

Total capital expenditures	$138,665,654	$78,831,592	$51,952,396

9.     Subsequent event

On February 24, 2006, the Company’s Board of Directors declared a dividend payable in the amount of $3,391,630, which was in compliance with the provisions of the indenture governing the Second Priority Notes.  In addition, as required by its terms, the lenders for the Amended Credit Facility have approved this distribution and it is expected to be paid March 31, 2006.

INDEX TO EXHIBITS

3.1           Amended and Restated Articles of Incorporation of Registrant.*

3.2           Amended and Restated Bylaws of Registrant.*

4.1           Indenture, dated as of August 18, 2005, between Registrant, as Issuer, and Wells Fargo, N.A., as Trustee.*

4.2           Registration Rights Agreement, dated as of August 18, 2005, by and among the Registrant, CIBC World Markets Corp. and Banc of America Securities LLC.*

4.3           Amended and Restated Loan and Security Agreement, dated as of August 18, 2005, among the Registrant, Bank of America, N.A. as Administrative Agent, Wachovia Bank, National Association as Collateral Agent, and Bank of America, N.A., Wachovia Bank, National Association, Keybank National Association, PNC Bank, National Association and Comerica Bank, as lenders.*

10.1         Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 777 West Sunset Road, Henderson, Nevada 89014.*

10.2         Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 1105 South Blosser Road, Santa Maria, California 93454.*

10.3         Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 3750 North Virginia Street, Reno, Nevada 89506.*

10.4         Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 1280 Redledge Road, Washington, Utah 84780.*

10.5         Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 2820 Market Street, Garland, Texas 75041.*

10.6         Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 6813 McComber Street, Sacramento, California 95828, as amended by First Amendment to Lease, dated January 1, 2005.*

10.7         Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 2113 Taft Highway, Bakersfield, California 93313.*

10.8         Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 5478 North Washington Street, Denver, Colorado 80216, as amended by First Amendment to Lease, dated January 1, 2005.*

10.9         Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 13645 Live Oak Lane, Irwindale, California 91706.*

10.10       Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 5915 South Industrial Road, Las Vegas, Nevada 89118.*

10.11       Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 2902 East Alexander Road, North Las Vegas, Nevada 89030.*

10.12       Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 1714 West Bonanza Road, Las Vegas, Nevada 89106.*

10.13       Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 10529 Vine Street, Lakeside, California 92040.*

10.14       Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to the following premises:  1722 West Bonanza Road, Las Vegas, Nevada 89106; and 1726 West Bonanza Road, Las Vegas, Nevada 89106.*

10.15       Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to the premises located at 4625 & 4655 North Rancho Drive, Las Vegas, Nevada 89129.*

10.16       Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 1201-A, 1217 and 1217A South 7th St., Modesto, California 95351.*

10.17       Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 2530 W. 17th Street, Santa Ana, California 92706.*

10.18       Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 3673 Mallard Drive, Benicia, California 94510.*

10.19       Lease, dated January 1, 2005, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 5021 Haltom Road, Haltom City, Texas 76117.*

10.20       Amended and Restated Lease, dated October 27, 2004, between The DFA Family Limited Partnership and Ahern Rentals, Inc. relating to premises located at 4241 S. Arville Street, Las Vegas, Nevada 89103, as amended by First Amendment to Lease, dated January 1, 2005.*

10.21       Amended and Restated Lease, dated October 27, 2004, between Don & Paul, LLC and Ahern Rentals, Inc. relating to the following premises:  1821 & 1825 West Bonanza Road, Las Vegas, Nevada 89106; 1721 West Bonanza Road, Las Vegas, Nevada 89106; 1729 West Bonanza Road, Las Vegas, Nevada 89106; 1785 West Bonanza Road, Las Vegas, Nevada 89106; 1607 & 1611 West Bonanza Road, Las Vegas, Nevada 89106; 1615 West Bonanza Road, Las Vegas, Nevada 89106; 1629 West Bonanza Road, Las Vegas, Nevada 89106; 1701 West Bonanza Road, Las Vegas, Nevada 89106; 1529 West Bonanza Road, Las Vegas, Nevada 89106; 1529 1/2 West Bonanza Road, Las Vegas, Nevada 89106; and 1905 West Bonanza Road, Las Vegas, Nevada 89106.*

10.22       Lease, dated January 1, 2006, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 1726 W. Bonanza Road, Las Vegas, Nevada, 1726½ W. Bonanza Road, Las Vegas, Nevada, and 1724 W. Bonanza Road, Las Vegas, Nevada.

10.23       Lease, dated January 1, 2006, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 1531 W. Bonanza Road, Las Vegas, Nevada, 1505 W. Bonanza Road, Las Vegas, Nevada, and 525 Martin Luther King, Las Vegas Nevada.

10.24       Assignment of that Amended and Restated Lease, dated October 27, 2004, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 1714 West Bonanza Road, Las Vegas, Nevada 89106, to Xtreme Manufacturing, LLC.

31.1         Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act).

31.2         Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1         Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference to our Registration Statement on Form S-4, File No. 333-128688, filed with the SEC on September 29, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2006.

AHERN RENTALS, INC.

By:	/s/ DON F. AHERN
Don F. Ahern
Chairman of the Board, Chief Executive
Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 2006.

Signature	Title
/s/ DON F. AHERN	Chairman of the Board, Chief Executive
Don F. Ahern	Officer and President
(Principal Executive Officer)

/s/ HOWARD L. BROWN	Chief Financial Officer and Director
Howard L. Brown	(Principal Financial and Accounting Officer)

/s/ EVAN B. AHERN	Executive Vice President, Chief Information
Evan B. Ahern	Officer and Director

/s/ MARK J. WATTLES	Director
Mark J. Wattles

/s/ ENOCH STIFF	Director
P. Enoch Stiff

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Ahern Rentals, Inc. is not required to nor does it intend to furnish an Annual Report or a Proxy Statement to security holders.