Form 10-Q
period 2006-03-31
AHERN RENTALS INC
filed 2006-05-10
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2006
Common Stock, no par value per share	1,000 shares

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under “Part II. Item 1A - Risk Factors.” You should carefully review the risks described in this report and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

AHERN RENTALS, INC.

PART I                  FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

AHERN RENTALS, INC.

Balance Sheets

March 31, 2006 and December 31, 2005

	MARCH 31, 2006	DECEMBER 31, 2005
	(Unaudited)
ASSETS
Cash	$989,487	$1,695,531
Accounts receivable, net of allowance of $1,864,106 and $1,707,468	34,165,580	37,071,240
Inventories	14,631,995	13,915,384
Rental equipment, net	285,884,122	262,842,720
Property and other equipment, net	29,147,261	27,699,723
Debt issuance costs	10,340,052	10,836,936
Other	2,749,636	3,118,927
	$377,908,133	$357,180,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit payable	$111,485,334	$93,417,105
Accounts payable, other	25,141,308	17,431,929
Accrued expenses	8,878,229	14,108,803
Notes payable and capital lease obligations	2,262,054	2,305,892
Second priority senior secured notes	200,000,000	200,000,000
	347,766,925	327,263,729

Stockholders’ Equity
Common stock, no par, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915,214	5,915,214
Retained earnings	24,225,994	24,001,518
	30,141,208	29,916,732
	$377,908,133	$357,180,461

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Income and Retained Earnings (Unaudited)

Three Month Periods Ended March 31, 2006 and 2005

	2006	2005
REVENUES
Equipment rentals and related	$49,554,578	$35,326,271
Sales of rental equipment	3,187,899	2,460,844
Other	2,839,133	2,332,267
	55,581,610	40,119,382

COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent expense of $620,859 and $590,673	20,116,410	16,792,750
Depreciation, rental equipment	11,823,037	7,898,416
Cost of rental equipment sales	2,059,384	1,829,301
Other	2,136,506	1,797,814
	36,135,337	28,318,281
GROSS PROFIT	19,446,273	11,801,101

OPERATING EXPENSES
Selling, general, and administrative, including related party rent expense of $310,653 and $247,500	7,605,446	6,732,861
Non-rental equipment depreciation and amortization	1,362,703	949,813
	8,968,149	7,682,674
OPERATING INCOME	10,478,124	4,118,427

OTHER INCOME (EXPENSE)
Interest expense	(6,926,766)	(5,632,641)
Interest income	37,142	56,946
Other	27,612	(8,902)
NET INCOME (LOSS)	$3,616,112	$(1,466,170)

RETAINED EARNINGS, BEGINNING OF PERIOD	$24,001,518	$18,404,709
Net income (loss)	3,616,112	(1,466,170)
Distributions	(3,391,636)	—
RETAINED EARNINGS, END OF PERIOD	$24,225,994	$16,938,539

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Cash Flows (Unaudited)

Three Month Periods Ended March 31, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$3,616,112	$(1,466,170)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gross profit on disposition of property and equipment	(1,156,127)	(622,642)
Depreciation and amortization of property and equipment	13,185,740	8,848,229
Amortization of deferred gain and rent payments	—	(385,070)
Amortization of debt issuance costs	488,477	426,686
Bad debts	71,472	70,359
Non-cash interest	—	566,098
Changes in operating assets and liabilities:
Accounts receivable	2,834,188	2,086,831
Inventories	(716,611)	(2,605,971)
Other	377,698	1,303,384
Accounts payable, other	7,709,379	1,173,386
Accrued expenses	(5,230,574)	(552,446)
Net cash provided by operating activities	21,179,754	8,842,674
INVESTING ACTIVITIES:
Purchases of rental equipment and other property	(39,782,536)	(17,393,797)
Proceeds from sales of rental equipment and other property	3,263,983	2,540,940
Collections from affiliate	—	1,007,201
Net cash used in investing activities	(36,518,553)	(13,845,656)
FINANCING ACTIVITIES:
Line of credit borrowings	81,074,176	52,111,633
Line of credit repayments	(63,005,947)	(47,378,393)
Proceeds from other borrowings	—	1,168,256
Repayment of other borrowings	(43,838)	(703,295)
Distributions	(3,391,636)	—
Net cash provided by financing activities	14,632,755	5,198,201
NET INCREASE (DECREASE) IN CASH	(706,044)	195,219
CASH, BEGINNING OF PERIOD	1,695,531	913,821
CASH, END OF PERIOD	$989,487	$1,109,040

See notes to financial statements.

AHERN RENTALS, INC.

Notes to the Financial Statements

Three Month Periods Ended March 31, 2006 and 2005

1.             Nature of business and basis of presentation:

The Company operates a comprehensive equipment rental and sales business, servicing a customer base that includes construction and industrial companies, municipalities, manufacturers, utilities, homeowners and others in Nevada, California, Arizona, Texas, Colorado, Utah, Oregon, and New Jersey. Each of the Company’s 32 equipment rental and sales locations is considered a separate profit center. All profit centers are aggregated into one reportable segment because they offer similar products and services in similar markets and the factors that influence the Company’s strategic decisions are comparable. The nature of the Company’s business is such that short-term obligations are typically met by cash flow generated from long-term assets. Therefore, the accompanying balance sheets are presented on an unclassified basis.

The accompanying unaudited interim financial statements are prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2006, and for all periods presented. These unaudited financial statements should be read in conjunction with the Company’s 2005 Form 10-K.

2.             Related party transactions:

The Company purchases forklifts and certain other equipment from Xtreme Manufacturing, LLC (“Xtreme”), an entity controlled by Don F. Ahern, the Company’s majority shareholder, Chairman of the Board, Chief Executive Officer and President. During the three month periods ended March 31, 2006 and 2005, the Company purchased approximately $5.8 million and $3.1 million of equipment from Xtreme, respectively.

On March 31, 2006, the Company paid a dividend of $3,391,630 to its shareholders.

3.             Subsequent event

On April 20, 2006, the Company entered into an operating lease agreement for a corporate aircraft with Key Equipment Finance, Inc. The lease is for ten years with aggregate annual rental commitments at lease commencement of $513,886. The monthly rental payment will float with changes in the 30-day LIBOR rate. There are early buyout options in years 3 and 9 based on a percentage of the original cost of the aircraft, and the buyout option at the end of the lease is at fair market value. Don F. Ahern, the Company’s principal officer and majority shareholder, is a joint lessee in this agreement.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 contained in our 2005 Annual Report on Form 10-K.

Overview

Through our network of 32 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities. The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools. Accordingly, our business is capital intensive, and our profitability and cash flows depend upon the availability and terms of financing. See “-Liquidity and Capital Resources.”

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate. For financial reporting purposes, our revenues are divided into three categories:

•      Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel. For the quarter ended March 31, 2006, revenues from equipment rentals and related accounted for approximately 89% of our total revenues. Of equipment rentals and related revenues in that period, 69% were attributable to rentals of high reach equipment, 19% to rentals of general rental equipment, including ground engaging equipment, and 12% to rental related revenues.

•      Sales of rental equipment includes revenues from the sale of our used rental equipment. For the quarter ended March 31, 2006, these revenues accounted for approximately 6% of our total revenues.

•      Other is primarily revenues from the sale of new equipment, merchandise and supplies. For the quarter ended March 31, 2006, these revenues accounted for approximately 5% of our total revenues.

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

For financial reporting purposes, our cost of revenues is divided into four categories:

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

Results of Operations

Three Months Ended March 31, 2006 (“2006”) Compared to Three Months Ended March 31, 2005 (“2005”)

The following table illustrates our operating activity for the three month periods ended March 31, 2006 and 2005.

	2006	2005	CHANGE
	(in thousands)
Revenues:
Equipment rentals and related	$49,555	$35,326	$14,229
Sales of rental equipment	3,188	2,461	727
Other	2,839	2,332	507
Total revenues	55,582	40,119	15,463
Cost of revenues:
Cost of equipment rental operations, excluding depreciation	20,116	16,793	3,323
Depreciation, rental equipment	11,823	7,898	3,925
Cost of rental equipment sales	2,059	1,829	230
Other	2,137	1,798	339
Total cost of revenues	36,135	28,318	7,817
Gross profit	19,447	11,801	7,646
Selling, general and administrative	(7,605)	(6,733)	(872)
Non-rental equipment depreciation and amortization	(1,363)	(950)	(413)
Other expense, net	(6,863)	(5,584)	(1,279)
Net income (loss)	$3,616	$(1,466)	$5,082

Revenues

Revenues in 2006 increased 39% over 2005. The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues. Equipment rentals and related revenues in 2006 increased 40%. These revenues accounted for 89% and 88% of total revenues in 2006 and 2005, respectively. The increased revenues were the result of (1) average dollar utilization increasing to 48% from 43% in 2005, and (2) higher average investment in our rental fleet due mainly to capital expenditures on rental equipment of $149.2 million during the twelve months ended March 31, 2006. The primary factors contributing to the increase in dollar utilization are (1) a 12% increase in average rental rates, and (2) an increase in average time utilization of our high reach equipment to 69% in 2006 compared to 66% in 2005, primarily as a result of improved economic conditions in the construction industry in our principal markets.

Sales of rental equipment and other revenues. Sales of rental equipment in 2006 increased 30% over 2005. Other revenues in 2006 increased 22% over 2005. These increases are partially attributable to the strong retail and secondary market demand for rental equipment. In addition, the increasing volume of equipment on rent has led to increases in our sales of used rental equipment and merchandise and supplies.

Cost of Revenues

Cost of revenues in 2006 increased 28% over 2005. As a percentage of revenues, cost of revenues was 65% and 71% for 2006 and 2005, respectively. The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation. Cost of equipment rental operations, excluding depreciation, in 2006 increased 20% over 2005. The increase is due to increased payroll in support of the increase in revenues. As a percentage of Equipment rentals and related revenues, Cost of equipment rental operations was 41% in 2006 and 48% in 2005. The lower cost percentage in 2006 is due mainly to economies of scale in payroll costs, repairs and maintenance, and vehicle expenses.

Depreciation, rental equipment. Depreciation, rental equipment in 2006 increased 50% over 2005. Approximately $0.8 million of the total $3.9 million increase is due to depreciation on equipment now owned by us that was previously leased by us under an operating lease that was terminated in September 2005. The remaining $3.1 million increase results from the increased investment in our rental fleet as described in the above description of “—Revenues—Equipment rentals and related revenues.”

Cost of rental equipment sales. Cost of rental equipment sales in 2006 increased 13% over 2005. The main cost of rental equipment sales is the net book value of the sold equipment, which averaged 65% and 74% of the selling price in 2006 and 2005, respectively. The lower cost percentage in 2006 results from a combination of improved strength in the secondary market for rental equipment and changes in the mix of equipment sold.

Other. Other cost of revenues in 2006 increased 19% over 2005. This increase is due mainly to the increase in other revenues described above under the caption “—Revenues— Sales of rental equipment and other revenues,” offset by slightly improved margins in sales of new equipment.

Gross Profit

Gross profit in 2006 increased 65% to $19.4 million. As a percentage of revenues, gross profit was 35% in 2006 and 29% in 2005.

Selling, General and Administrative

SG&A in 2006 increased 13% over 2005. The increase relates to payroll and related costs, rents, and other miscellaneous administrative costs. However, as a percentage of total revenues, SG&A was 14% in 2006 and 17% in 2005. The improved cost percentage in 2006 is due to operating leverage in our business from revenues increasing at a higher rate than SG&A.

Non-Rental Equipment Depreciation and Amortization

Non-rental equipment depreciation and amortization in 2006 increased 43% over 2005. The increase is due mainly to our acquisition of approximately $11.8 million of non-rental equipment for the twelve months ended March 31, 2006.

Other Expense, Net

Other expense, net in 2006 increased 23% over 2005. This increase is almost entirely in interest expense which, despite a small decline in average interest rates, has increased due to higher average debt balances to fund the growth in our fleet of rental and transportation equipment. Average debt balances increased to approximately $303 million in 2006 compared to $220 million in 2005. Although our average debt balances increased, our weighted average interest rate decreased to 8.5% in 2006 compared to 9.4% in 2005. See “—Liquidity and Capital Resources.”

Liquidity and Capital Resources

In October 2004, we refinanced approximately $197 million of prior debt. The refinancing was accomplished through a five year credit facility with a syndicate of banks and the issuance of five year notes to two affiliates of a commercial lender. That credit facility (the “2004 Credit Facility”) had an aggregate commitment of up to $175.0 million. The five-year notes (the “2004 Notes”) were in an aggregate principal amount of $90.0 million.

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

In August 2005, we issued $200 million of second priority senior secured notes (“Second Priority Notes”) in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 144A promulgated under the Securities Act, the proceeds of which were used to (1) terminate our obligations under the 2004 Notes by paying off approximately $99 million, including prepayment penalties, (2) pay down the 2004 Credit Facility by approximately $85 million, (3) pay off other debt totaling approximately $10 million, and (4) pay fees and expenses related to the transaction of approximately $6 million (the “2005 Refinancing”). In connection with, and as a condition to, the offering of the Second Priority Notes, we amended and restated the 2004 Credit Facility by entering into the “Amended Credit Facility” with Bank of America, N.A. and a syndicate of banks and other institutional lenders. As of March 31, 2006, there was $111.5 million outstanding and $53.5 million available to borrow under the Amended Credit Facility. As of March 31, 2006, the weighted average interest rate on the Amended Credit Facility was 6.9%.

On January 24, 2006, the Company completed an exchange offer of $200 million principal amount of the Second Priority Notes for an equivalent amount of notes having substantially the same terms as the Second Priority Notes except that the new notes are not subject to the transfer restrictions that applied to the Second Priority Notes. The exchange notes were registered on a registration statement declared effective by the SEC in December 2005.

The Second Priority Notes are due August 15, 2013, bear interest at 9 ¼% with interest payable semi-annually on each February 15 and August 15, and are secured on a second priority basis, behind the Amended Credit Facility, by substantially all of our existing and future acquired assets.

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

Borrowings under the Amended Credit Facility bear interest at a rate equal to an applicable margin percentage plus one of the following indexes: (i) LIBOR or (ii) an alternate base rate. The applicable margin percentage varies from 187.5 to 237.5 basis points for LIBOR-based loans and 12.5 to 62.5 basis points for alternate base rate loans, depending upon our financial performance. In addition, the Amended Credit Facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line.

Prior to September 14, 2005, we leased some of our rental equipment under a sale/leaseback financing arrangement with General Electric Capital Corporation (“GECC”). On September 14, 2005, we purchased all of the equipment we leased from GECC under this arrangement for approximately $21.6 million and terminated the lease. In connection therewith in September 2005, GECC returned to us $8.7 million held by it as a security deposit.

We financed the purchase of the leased equipment through borrowings under the Amended Credit Facility. As a result of the purchase and increased borrowings under the Amended Credit Facility, our operating lease expense decreased and our interest and depreciation expenses increased.

Liquidity

We manage our liquidity using cash management practices that project our future sources and uses of cash taking into consideration the requirements of the agreements to which we are a party. Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings under our Amended Credit Facility. Our current and expected long-term cash requirements consist primarily of expenditures to fund operating activities and working capital, to purchase new rental equipment, and to meet debt service obligations. We believe our existing sources of liquidity will be sufficient to meet the cash requirements of our operations for at least the next twelve months. To the extent the sources of liquidity described above are not sufficient to fund our operations, we may require additional debt or equity financing. Our ability to access these sources of capital is restricted by the indenture governing the Second Priority Notes and the terms of the Amended Credit Facility. See “Part II. Item 1A – Risk Factors.”

Sources and uses of cash. During the three months ended March 31, 2006, we generated cash from operations of $21.2 million, cash from sales of rental equipment and other property of $3.3 million, and net proceeds from line of credit borrowings of $18.1 million. We used cash of $39.8 million during this period principally to purchase rental equipment and other property, and we made a dividend distribution to our shareholders of $3.4 million.

Adequacy of Capital Resources

Our business is capital intensive. We purchase new equipment both to expand the size and maintain the age of our rental fleet. For 2006 and 2005, we had total expenditures on new rental equipment of $36.8 million and $15.2 million, respectively. If demand for rental equipment from our customers remains strong, we expect the rate of expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment will remain constant or increase. To continue this rate of expenditures, we may require additional debt or equity financing. We may be unable to obtain such financing on terms that are acceptable to us. In addition, our ability to access these sources of capital is restricted by the indenture governing the Second Priority Notes and the terms of the Amended Credit Facility. If we are unable to obtain such financing, we may need to reduce our rate of expenditures.

As of March 31, 2006, our weighted average interest rate was approximately 8.4% and our debt totaled $313.7 million.

Off-Balance Sheet Transactions

On April 20, 2006, the Company entered into an operating lease agreement for a corporate aircraft with Key Equipment Finance, Inc. The lease is for ten years with aggregate annual rental commitments at lease commencement of $513,886. The monthly rental payment will float with changes in the 30-day LIBOR rate. There are early buyout options in years 3 and 9 based on a percentage of the original cost of the aircraft, and the buyout option at the end of the lease is at fair market value. Don F. Ahern, the Company’s principal officer and majority shareholder, is a joint lessee in this agreement.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair market value of our long-term fixed interest rate debt at March 31, 2006 was $209.0 million; its carrying value was $200.0 million. Fair market values were determined from quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test. Borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin percentage plus one of the following indexes: (i) LIBOR or (ii) an alternate base rate. The applicable margin percentage varies from 187.5 to 237.5 basis points for LIBOR-based loans and 12.5 to 62.5 basis points for alternate base rate loans. In addition, our credit facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line. An increase in interest of 100 basis points would increase our annual interest expense by $1.1 million based on $111.5 million, which was the amount of outstanding debt under our credit facility as of March 31, 2006.

ITEM 4.                  CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b)           Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

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

ITEM 1A.               RISK FACTORS

If you are a holder of our 9-1/4% Second Priority Senior Secured Notes, your investment is subject to a variety of risks and uncertainties. If any of the circumstances described in the following risk factors occurs, our business, results of operations or financial condition would likely suffer and the value of your investment could be adversely affected.

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

Our ability to compete, sustain our growth and expand our operations through new branches largely depends on access to capital. If the cash we generate from our business, together with cash on hand and cash that we may borrow under our Amended Credit Facility (“credit facility”), is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing. However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all. In addition, our ability to obtain additional financing is restricted by both the indenture governing our outstanding 9¼% second priority, senior secured notes due 2013 (our “notes”) and our credit facility. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches. In addition, any additional indebtedness that we do incur may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

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

Don F. Ahern, our President and Chief Executive Officer, beneficially owns 97% of our outstanding common stock. John Paul Ahern, Jr., Don F. Ahern’s brother, owns the remaining 3% of our outstanding common stock. As a result, Don F. Ahern controls the outcome of matters submitted to a shareholder vote. Circumstances may occur in which the interests of Don F. Ahern, as our majority shareholder, could conflict with the interests of our creditors, including the holders of our notes.

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

The market value of any piece of rental equipment could be less than its depreciated value at the time it is sold, in which case, that sale would result in a loss. The market value of used rental equipment depends on several factors, including:

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

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By unanimous written consent effective February 23, 2006, the shareholders of the Company elected each of the following directors to serve until the next annual meeting of shareholders and until his successor is duly elected and qualified:

Don F. Ahern
Howard L. Brown
Evan B. Ahern
Mark J. Wattles
P. Enoch Stiff

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2006.

AHERN RENTALS, INC.

By:	/s/ HOWARD L. BROWN
Howard L. Brown
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)