Form 10-Q
period 2006-06-30
AHERN RENTALS INC
filed 2006-08-09
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2006
Common Stock, no par value per share	1,000 shares

Forward-Looking Statements

In addition to historical information this Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under “Part II. Item 1A - Risk Factors.”  You should carefully review the risks described in this report and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

AHERN RENTALS, INC.

PART I                  FINANCIAL INFORMATION

ITEM 1.                  CONDENSED FINANCIAL STATEMENTS

AHERN RENTALS, INC.

Balance Sheets

June 30, 2006 and December 31, 2005

	JUNE 30,	DECEMBER 31,
	2006	2005
	(Unaudited)

ASSETS

Cash	$1,287,689	$1,695,531
Accounts receivable, net of allowance of $1,681,734 and $1,707,468	37,286,075	37,071,240
Inventories	18,704,559	13,915,384
Rental equipment, net	318,549,424	262,842,720
Property and other equipment, net	31,228,600	27,699,723
Debt issuance costs	9,851,181	10,836,936
Other	3,122,565	3,118,927
	$420,030,093	$357,180,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Line of credit payable	$135,761,398	$93,417,105
Accounts payable, other	31,686,572	17,431,929
Accrued expenses	13,683,130	14,108,803
Notes payable and capital lease obligations	2,217,621	2,305,892
Second priority senior secured notes	200,000,000	200,000,000
	383,348,721	327,263,729

Stockholders’ Equity

Common stock, no par, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915,214	5,915,214
Retained earnings	30,766,158	24,001,518
	36,681,372	29,916,732
	$420,030,093	$357,180,461

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Income and Retained Earnings (Unaudited)

Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
REVENUES
Equipment rentals and related	$56,350,214	$42,854,292	$105,904,792	$78,180,563
Sales of rental equipment	4,434,735	3,015,401	7,622,634	5,476,245
Other	2,521,107	4,545,922	5,360,240	6,878,189
	63,306,056	50,415,615	118,887,666	90,534,997
COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent expense of $630,421, $601,423, $1,251,280 and $1,192,096	21,758,757	18,488,500	41,875,167	35,281,247
Depreciation, rental equipment	12,597,003	8,461,886	24,420,040	16,360,302
Cost of rental equipment sales	2,912,651	2,414,910	4,972,035	4,244,211
Other	1,766,914	3,755,935	3,903,420	5,553,749
	39,035,325	33,121,231	75,170,662	61,439,509

GROSS PROFIT	24,270,731	17,294,384	43,717,004	29,095,488

OPERATING EXPENSES
Selling, general, and administrative, including related party rent expense of $310,653, $237,000, $621,306 and $484,500	8,794,521	7,188,091	16,399,967	13,920,955
Non-rental equipment depreciation	1,460,242	1,031,224	2,822,945	1,981,037
	10,254,763	8,219,315	19,222,912	15,901,992

OPERATING INCOME	14,015,968	9,075,069	24,494,092	13,193,496

OTHER INCOME (EXPENSE)
Interest expense	(7,409,603)	(5,845,491)	(14,336,369)	(11,478,132)
Interest income	47,227	32,050	84,369	88,996
Other	(113,428)	45,536	(85,816)	36,634
	(7,475,804)	(5,767,905)	(14,337,816)	(11,352,502)

NET INCOME	$6,540,164	$3,307,164	$10,156,276	$1,840,994

RETAINED EARNINGS, BEGINNING OF PERIOD	$24,225,994	$16,938,539	$24,001,518	$18,404,709

Net income	6,540,164	3,307,164	10,156,276	1,840,994
Distributions	—	—	(3,391,636)	—

RETAINED EARNINGS, END OF PERIOD	$30,766,158	$20,245,703	$30,766,158	$20,245,703

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Cash Flows (Unaudited)

Six-Month Periods Ended June 30, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES:
Net income	$10,156,276	$1,840,994
Adjustments to reconcile net income to net cash provided by operating activities:
Gross profit on disposition of property and equipment	(2,564,783)	(1,268,668)
Depreciation and amortization of property and equipment	27,242,985	18,341,339
Amortization of deferred gain and rent payments	—	(714,456)
Amortization of debt issuance costs	977,348	850,199
Bad debts	(77,404)	331,052
Non-cash interest	—	1,129,403
Changes in operating assets and liabilities:
Accounts receivable	(137,431)	(3,123,956)
Inventories	(4,789,175)	(8,377,824)
Other	4,769	332,793
Accounts payable, other	14,254,643	14,258,815
Accrued expenses	(425,673)	(18,025)
Net cash provided by operating activities	44,641,555	23,581,666

INVESTING ACTIVITIES:
Purchases of rental equipment and other property	(91,668,262)	(48,005,087)
Proceeds from sales of rental equipment and other property	7,754,479	5,724,813
Collections of receivables from shareholders and affiliate	—	1,007,201
Net cash used in investing activities	(83,913,783)	(41,273,073)

FINANCING ACTIVITIES:
Line of credit borrowings	170,802,096	113,888,543
Line of credit repayments	(128,457,803)	(96,254,369)
Proceeds from other borrowings	—	2,035,216
Repayment of other borrowings	(88,271)	(1,566,878)
Distributions	(3,391,636)	—
Net cash provided by financing activities	38,864,386	18,102,512
NET INCREASE (DECREASE) IN CASH	(407,842)	411,105
CASH, BEGINNING OF PERIOD	1,695,531	913,821
CASH, END OF PERIOD	$1,287,689	$1,324,926

See notes to financial statements.

AHERN RENTALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

1.             Basis of presentation:

The accompanying unaudited interim financial statements are prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2006, and for all periods presented. These unaudited financial statements should be read in conjunction with the Company’s 2005 Form 10-K.

2.             Related party transactions:

During the six-month and three-month periods ended June 30, 2006 and 2005, the Company purchased approximately $12.7 million and $6.6 million, and $6.9 million and $3.5 million, of equipment, respectively, from Xtreme Manufacturing, LLC, an entity controlled by the Company’s principal executive officer and majority shareholder.

3.             New Operating Lease

On April 20, 2006, the Company entered into an operating lease agreement for a corporate aircraft. The lease is for ten years with aggregate annual rental commitments at lease commencement of $513,886. The monthly rental payment will float with changes in the 30-day LIBOR rate. There are early buyout options in years 3 and 9 based on a percentage of the original cost of the aircraft, and the buyout option at the end of the lease is at fair market value. The Company’s principal officer and majority shareholder is a joint lessee and effectively a guarantor in this agreement.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Quarterly report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 contained in our 2005 Form 10-K.

Overview

Through our network of 33 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities. The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools. Accordingly, our business is capital intensive, and our profitability and cash flows depend upon the availability and terms of financing. See “-Liquidity and Capital Resources.”

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate. For financial reporting purposes, our revenues are divided into three categories:

•      Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel. For the quarter ended June 30, 2006, revenues from equipment rentals and related accounted for approximately 89% of our total revenues. Of equipment rentals and related revenues in that period, 68% were attributable to rentals of high reach equipment, 20% to rentals of general rental equipment, including ground engaging equipment, and 12% to rental related revenues.

•      Sales of rental equipment includes revenues from the sale of our used rental equipment. For the quarter ended June 30, 2006, these revenues accounted for approximately 7% of our total revenues.

•      Other is primarily revenues from the sale of new equipment, merchandise and supplies. For the quarter ended June 30, 2006, these revenues accounted for approximately 4% of our total revenues.

Equipment rental revenues are affected by several factors including general economic conditions and conditions in the non-residential construction industry in particular, the amount and quality of equipment available for rent, rental rates, the mix and percentage of equipment rented, length of time the equipment is on rent, and weather. One metric we use to measure the interaction of changes in rental rates, product mix, average length of rental, and time utilization is “dollar utilization.” Dollar utilization is the annualized ratio (expressed as a percentage) of equipment rentals and related revenues on our entire fleet of rental equipment for a period to the average original cost of equipment in our rental fleet during that period. Revenues from the sale of used equipment are affected by price, general economic conditions, the amount and type of equipment available in the marketplace, and the condition and age of the equipment. Consequently, the age and mix of equipment in our rental fleet has a direct impact on these revenues. Other revenues, including revenues from the sale of new equipment and from the sale of parts, supplies and maintenance and repair services, are affected by price and general economic conditions.

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

•      Depreciation on rental equipment.

•      Cost of rental equipment sales, which represents the net book value of rental equipment sold.

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

Our operating results are subject to annual and seasonal variations resulting from a variety of factors, including overall economic conditions, construction activity in the geographic regions we serve, the competitive supply of rental equipment, the number of our significant competitors and, to a lesser extent, seasonal rental patterns resulting from lower activity by our customers during the winter. The expansion or contraction of our network of rental branches also causes fluctuations in our revenues and operating results, particularly as a result of the timing of new branch openings and expenditures related to those openings. Thus, the results of any period may not be indicative of the results for any future period. In the second quarter, we added one branch in Romoland, California. This opening did not have a material impact on our results of operations.

Results of Operations

Three Months Ended June 30, 2006 (“2006”) Compared to the Three Months Ended June 30, 2005 (“2005”).

Revenues

Revenues in 2006 increased 26% over 2005. The primary factors contributing to the change are discussed below for the principal revenue categories.

Equipment rentals and related revenues. Equipment rentals and related revenues in 2006 increased 31%. These revenues accounted for 89% and 85% of total revenues in 2006 and 2005, respectively. The increased revenues were the result of (1) capital expenditures that caused the average original cost of our rental fleet to increase to $445 million in 2006 from $344 million in 2005 and (2) an increase in our average dollar utilization to 51% in 2006 from 50% in 2005, principally due to:

(a)           a 7% increase in average rental rates, primarily because of improved economic conditions in the construction industry in our principal markets, offset slightly by

(b)           a decrease in average time utilization of our high reach equipment to 73% in 2006 compared to 74% in 2005.

Sales of rental equipment. Sales of rental equipment in 2006 increased 47% over 2005. This increase is attributed to the strong retail and secondary market demand for rental equipment.

Other revenues. Other revenues in 2006 decreased 45% compared to 2005 due primarily to a reduction of sales of new equipment by approximately $2 million in 2006.

Cost of Revenues

Cost of revenues in 2006 increased 18% over 2005. As a percentage of revenues, cost of revenues was 62% and 66% for 2006 and 2005, respectively. The primary factors contributing to the change in each major cost category are described below.

Cost of equipment rental operations, excluding depreciation. Cost of equipment rental operations, excluding depreciation, in 2006 increased 18% over 2005 due mainly to increased payroll costs and vehicle expenses in support of the increase in revenues. As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 39% in 2006 and 43% in 2005 due mainly to economies of scale realized in payroll costs, repairs and maintenance, and occupancy costs related to the branch locations.

Depreciation, rental equipment. Depreciation, rental equipment in 2006 increased 49% over 2005. Approximately $0.8 million of the total $4.1 million increase is due to depreciation on equipment now owned by us that was previously under an operating lease that was terminated in September 2005. The remaining $3.3 million increase results from the increased investment in our rental fleet described previously under the caption “–Revenues –Equipment rentals and related revenues.”

Cost of rental equipment sales. Cost of rental equipment sales in 2006 increased 21% over 2005 principally as a result of the 47% increase in sales of rental equipment discussed above. However, the main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 66% and 80% of the selling price in 2006 and 2005, respectively. The lower cost percentage in 2006 results from a combination of improved strength in the secondary market for rental equipment and changes in the mix of equipment sold.

Other. Other cost of revenues in 2006 decreased 53% compared to 2005. This decrease is related to the decrease in sales of new equipment in 2006 described previously.

Gross Profit

Gross profit in 2006 increased 40% over 2005. As a percentage of revenues, gross profit was 38% in 2006 and 34% in 2005.

Selling, General and Administrative

SG&A in 2006 increased 22% over 2005. The increase relates to payroll and related costs, rents, and other miscellaneous administrative costs. SG&A, as a percentage of total revenues, was 14% in both 2006 and 2005.

Non-Rental Equipment Depreciation and Amortization

Non-rental equipment depreciation and amortization in 2006 increased 42% over 2005. This is due to an increased investment in non-rental equipment to an average original cost of $51 million in 2006 compared to $39 million in 2005.

Other Expense, Net

Other expense, net in 2006 increased 30% over 2005. This increase is almost entirely in interest expense which, despite a small decline in average interest rates, has increased due to higher average debt balances to fund the growth in our fleet of rental and non-rental equipment. Average debt balances increased to approximately $325 million in 2006 compared to $229 million in 2005. Our weighted average interest rate, however, decreased to 8.4% in 2006 compared to 9.4% in 2005. See “—Liquidity and Capital Resources.”

Six Months Ended June 30, 2006 (“2006”) Compared to the Six Months Ended June 30, 2005 (“2005”).

Revenues

Revenues in 2006 increased 31% over 2005. The primary factors contributing to the change are discussed below for the principal revenue categories.

Equipment rentals and related revenues. Equipment rentals and related revenues in 2006 increased 35%. These revenues accounted for 89% and 86% of total revenues in 2006 and 2005, respectively. The increased revenues were the result of (1) capital expenditures that caused the average original cost of our rental fleet to increase to $428 million in 2006 from $335 million in 2005 and (2) an increase in our average dollar utilization to 50% in 2006 from 47% in 2005, principally due to:

(a)           a 10% increase in average rental rates, primarily because of improved economic conditions in the construction industry in our principal markets, and

(b)           an increase in average time utilization of our high reach equipment to 71% in 2006 compared to 70% in 2005.

Sales of rental equipment. Sales of rental equipment in 2006 increased 39% over 2005. This increase is attributed to the strong retail and secondary market demand for rental equipment.

Other revenues. Other revenues in 2006 decreased 22% compared to 2005 due primarily to a reduction of sales of new equipment by approximately $2 million in 2006.

Cost of Revenues

Cost of revenues in 2006 increased 22% over 2005. As a percentage of revenues, cost of revenues was 63% and 68% for 2006 and 2005, respectively. The primary factors contributing to the change in each major cost category are described below.

Cost of equipment rental operations, excluding depreciation. Cost of equipment rental operations, excluding depreciation, in 2006 increased 19% over 2005 due mainly to increased payroll costs, repairs and maintenance costs, and vehicle expenses in support of the increase in revenues. As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 40% in 2006 and 45% in 2005 due mainly to economies of scale realized in payroll costs, repairs and maintenance, and occupancy costs related to the branch locations.

Depreciation, rental equipment. Depreciation, rental equipment in 2006 increased 49% over 2005. Approximately $1.6 million of the total $8.1 million increase is due to depreciation on equipment now owned by us that was previously under an operating lease that was terminated in September 2005. The remaining $6.5 million increase results from the increased investment in our rental fleet described previously under the caption “– Revenues – Equipment rentals and related revenues.”

Cost of rental equipment sales. Cost of rental equipment sales in 2006 increased 17% over 2005 principally as a result of the 39% increase in sales of rental equipment discussed above. However, the main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 65% and 78% of the selling price in 2006 and 2005, respectively. The lower cost percentage in 2006 results from a combination of improved strength in the secondary market for rental equipment and changes in the mix of equipment sold.

Other. Other cost of revenues in 2006 decreased 30% compared to 2005. This decrease is related to the decrease in sales of new equipment in 2006 described previously.

Gross Profit

Gross profit in 2006 increased 50% over 2005. As a percentage of revenues, gross profit was 37% in 2006 and 32% in 2005.

Selling, General and Administrative

SG&A in 2006 increased 18% over 2005. The increase relates to payroll and related costs, rents, and other miscellaneous administrative costs. SG&A, as a percentage of total revenues, was 14% in 2006 compared to 15% in 2005. The improved cost percentage in 2006 is due to operating leverage in our business from revenues increasing at a higher rate than SG&A.

Non-Rental Equipment Depreciation and Amortization

Non-rental equipment depreciation and amortization in 2006 increased 43% over 2005. This is due to an increased investment in non-rental equipment to an average original cost of $49 million in 2006 compared to $39 million in 2005.

Other Expense, Net

Other expense, net in 2006 increased 26% over 2005. This increase is almost entirely in interest expense which, despite a small decline in average interest rates, has increased due to higher average debt balances to fund the growth in our fleet of rental and non-rental equipment. Average debt balances increased to approximately $314 million in 2006 compared to $224 million in 2005. Our weighted average interest rate, however, decreased to 8.5% in 2006 compared to 9.4% in 2005. See “—Liquidity and Capital Resources.”

Liquidity and Capital Resources

Liquidity

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

Borrowings under the 2004 Credit Facility bore interest at either (1) the bank’s base rate (prime rate) plus 100 to 175 basis points or, at our option, (2) the London Interbank Offered Rate (“LIBOR”) plus 250 to 325 basis points. The interest rates charged could vary within these ranges depending on our leverage ratio, as defined in the loan agreement. The 2004 Notes bore interest at 14.5% payable monthly. This interest was paid in cash at the rate of 12.0% per annum and interest in kind through the issuance of additional notes at the rate of 2.5% per annum.

In August 2005, we issued $200 million of second priority senior secured notes (“Second Priority Notes”), the proceeds of which were used to (1) terminate our obligations under the 2004 Notes by paying off approximately $99 million, including prepayment penalties, (2) pay down the 2004 Credit Facility by approximately $85 million, (3) pay off other debt totaling approximately $10 million, and (4) pay fees and expenses related to the transaction of approximately $6 million (the “2005 Refinancing”). In connection with the issuance of the Second Priority Notes, we amended and restated the 2004 Credit Facility by entering into the “Amended Credit Facility” with Bank of America, N.A. and a syndicate of banks and other institutional lenders. As of June 30, 2006, there was $135.8 million outstanding and $39.2 million available to borrow under the Amended Credit Facility. As of June 30, 2006, the weighted average interest rate on the Amended Credit Facility was 7.3%.

The Second Priority Notes are due August 15, 2013, bear interest at 9 ¼% with interest payable semi-annually on each February 15 and August 15, and are secured on a second priority basis, behind the Amended Credit Facility, by substantially all of the Company’s existing and future acquired assets.

The Amended Credit Facility is a five-year facility providing for revolving loans of up to an aggregate of $175 million subject to a borrowing base calculated as a percentage of qualified collateral and reserves required by the lenders. The Amended Credit Facility is secured by first priority liens (ahead of the Second Priority Notes) upon substantially all of our existing and future acquired assets.

Borrowings under the Amended Credit Facility bear interest at a rate equal to an applicable margin percentage plus one of the following indexes: (i) LIBOR or (ii) the bank’s base rate (“prime rate”). The applicable margin percentage varies from 187.5 to 237.5 basis points for LIBOR-based loans and 12.5 to 62.5 basis points for prime rate loans, depending upon our financial performance.

Prior to September 14, 2005, we leased some of our rental equipment under a sale/leaseback financing arrangement with General Electric Capital Corporation (GECC). On September 14, 2005, we purchased all of the equipment we leased from GECC under this arrangement for approximately $21.6 million and terminated the lease. In connection therewith in September 2005, GECC returned to us $8.7 million held by it as a security deposit.

We financed the purchase of the leased equipment through borrowings under the Amended Credit Facility. As a result of the purchase and increased borrowings under the Amended Credit Facility, our operating lease expense decreased and our interest and depreciation expenses increased.

We manage our liquidity using cash management practices that project our future sources and uses of cash taking into consideration the legal requirements of our financing agreements. Our principal existing sources of cash are generated from operations and from the sale of rental equipment and borrowings available under our Amended Credit Facility. Our current and expected long-term cash requirements consist primarily of expenditures to fund operating activities and working capital, to purchase new rental equipment, and to meet debt service obligations. Based on our current rate of capital expenditures on new rental equipment to support our expected growth, we believe our existing sources of liquidity will be insufficient to meet the cash requirements of our operations for the next twelve months. To meet our projected cash requirements, we have entered into discussions to amend the Amended Credit Facility to, among other things, increase the aggregate commitment, extend the maturity date and improve the pricing. We may not be able to increase the size of the Amended Credit Facility, and any amendment will be subject to execution of definitive documentation. If we cannot increase the size of the Amended Credit Facility or obtain alternate financing, we would be required to reduce the rate of our capital expenditures to meet the cash requirements for our operations for the next twelve months. Even then, to the extent the sources of liquidity described above are not sufficient to fund our operations, we may require additional debt or equity financing. Our ability to access these sources of capital is restricted by the indenture governing the Second Priority Notes and the terms of the Amended Credit Facility. See “Part II. Item 1A – Risk Factors – If we are unable to obtain additional capital” on page 15.

Sources and uses of cash. During the six months ended June 30, 2006, we generated cash from operations of $44.6 million, cash from sales of rental equipment and other property of $7.8 million, and net proceeds from line of credit borrowings of $42.3 million. We used cash of $91.7 million during this period principally to purchase rental equipment and other property, and we made a dividend distribution to our shareholders of $3.4 million.

Adequacy of Capital Resources

Our business is capital intensive. We purchase new equipment both to expand the size and maintain the age of our rental fleet. For the six months ended June 30, 2006 and 2005, we had total expenditures on new rental equipment of $85.2 million and $43.2 million, respectively. If demand for rental equipment from our customers remains strong, we expect the rate of expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment will remain constant or increase. To continue this rate of expenditures, we will require additional debt or equity financing. See “—Liquidity” above for a discussion of our efforts to obtain, and the risks related to obtaining such financing.

As of June 30, 2006, our weighted average interest rate was approximately 8.4% and our debt totaled $338.0 million.

Non-GAAP Financial Measures

The Company presents EBITDA because it believes EBITDA is a useful analytical tool for assessing the Company’s financial performance, including its ability to meet future debt service obligations and capital expenditure and working capital requirements. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. EBITDA is not, however, a measure of financial performance or liquidity under U.S. generally accepted accounting principles. Accordingly, EBITDA should not be considered a substitute for net income or cash flows as an indicator of the Company’s operating performance or liquidity. EBITDA margin is EBITDA as a percentage of total revenues. For purposes of the following, debt includes line of credit payable, notes payable and capital lease obligations, and the Second Priority Notes.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

EBITDA	$28,007,012	$18,645,765	$51,735,630	$31,660,465
EBITDA margin	44.2%	37.0%	43.5%	35.0%

	Twelve Months Ended June 30, 2006

EBITDA	$100,283,219
EBITDA margin	43.2%
Debt to EBITDA ratio	3.37	x

The tables below provide reconciliations of net income and EBITDA for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net income	$6,540,164	$3,307,164	$10,156,276	$1,840,994
Interest expense	7,409,603	5,845,491	14,336,369	11,478,132
Depreciation, rental equipment	12,597,003	8,461,886	24,420,040	16,360,302
Non-rental equipment depreciation and amortization	1,460,242	1,031,224	2,822,945	1,981,037
EBITDA	$28,007,012	$18,645,765	$51,735,630	$31,660,465

Twelve Months Ended June 30, 2006

Net income	$13,912,091
Interest expense	36,246,484
Depreciation, rental equipment	44,960,242
Non-rental equipment depreciation and amortization	5,164,402
EBITDA	$100,283,219

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair market value of our long-term fixed interest rate debt at June 30, 2006 was $202.8 million; its carrying value was $200.0 million. Fair market values were determined from quoted market prices.

The interest on borrowings under our Amended Credit Facility is at variable rates based on a financial performance test. Borrowings under the Amended Credit Facility bear interest at a rate equal to an applicable margin percentage plus one of the following indexes: (i) LIBOR or (ii) prime rate. The applicable margin percentage varies from 187.5 to 237.5 basis points for LIBOR-based loans and 12.5 to 62.5 basis points for prime rate loans. In addition, our Amended Credit Facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line. An increase in interest of 100 basis points would increase our annual interest expense by $1.4 million based on $135.8 million, which was the amount of outstanding debt under our Amended Credit Facility as of June 30, 2006.

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

(b)           Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.               RISK FACTORS

If you are a holder of our Second Priority Notes, your investment is subject to a variety of risks and uncertainties. If any of the circumstances described in the following risk factors occurs, our business, results of operations or financial condition would likely suffer and the value of your investment could be adversely affected.

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

Our ability to compete, sustain our growth and expand our operations through new branches largely depends on access to capital. If the cash we generate from our business, together with cash on hand and cash that we may borrow under our Amended Credit Facility, is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing. However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all. In addition, our ability to obtain additional financing is restricted by both the indenture governing our outstanding Second Priority Notes and our Amended Credit Facility. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches. In addition, any additional indebtedness that we do incur may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

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

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1	Aircraft Lease Agreement between Key Equipment Finance Inc., as Lessor and Ahern Rentals, Inc. and Don F. Ahern, as Lessee dated as of April 20, 2006
10.2	Lease, dated May 15, 2006, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 28261 E. Hwy 47, Romoland, California 92585
31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2006.

AHERN RENTALS, INC.

By:	/s/ HOWARD L. BROWN
Howard L. Brown
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)