Form 10-Q
period 2006-09-30
AHERN RENTALS INC
filed 2006-11-08
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2006
Common Stock, no par value per share	1,000 shares

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under “Part II. Item 1A - Risk Factors.”  You should carefully review the risks described in this report and in other documents we file from time to time with the Securities and Exchange Commission. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report.

AHERN RENTALS, INC.

PART I            FINANCIAL INFORMATION

ITEM 1.            CONDENSED FINANCIAL STATEMENTS

AHERN RENTALS, INC.

Balance Sheets

September 30, 2006 and December 31, 2005

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
	(Unaudited)

ASSETS

Cash	$1,610,509	$1,695,531
Accounts receivable, net of allowance of $1,889,366 and $1,707,468	41,868,899	37,071,240
Inventories	17,373,597	13,915,384
Rental equipment, net	355,721,633	262,842,720
Property and other equipment, net	33,004,355	27,699,723
Debt issuance costs	9,629,036	10,836,936
Other	3,377,746	3,118,927
	$462,585,775	$357,180,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Line of credit payable	$169,865,223	$93,417,105
Accounts payable, other	38,368,773	17,431,929
Accrued expenses	12,051,642	14,108,803
Notes payable and capital lease obligations	2,172,583	2,305,892
Second priority senior secured notes	200,000,000	200,000,000
	422,458,221	327,263,729

Stockholders’ Equity

Common stock, no par value, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915,214	5,915,214
Retained earnings	34,212,340	24,001,518
	40,127,554	29,916,732
	$462,585,775	$357,180,461

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Income and Retained Earnings (Unaudited)

Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
REVENUES
Equipment rentals and related	$64,758,126	$49,481,609	$170,662,918	$127,662,172
Sales of rental equipment	3,806,085	2,661,559	11,428,719	8,137,804
Other	3,580,984	2,936,639	8,941,224	9,814,828
	72,145,195	55,079,807	191,032,861	145,614,804
COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent expense of $689,153, $611,673, $2,048,895, and $1,835,019	24,754,531	20,326,304	66,629,698	55,607,551
Depreciation, rental equipment	14,155,985	9,533,467	38,576,025	25,893,769
Cost of rental equipment sales	2,790,013	1,929,514	7,762,048	6,173,725
Other	2,677,498	2,146,878	6,580,918	7,700,627
	44,378,027	33,936,163	119,548,689	95,375,672

GROSS PROFIT	27,767,168	21,143,644	71,484,172	50,239,132

OPERATING EXPENSES
Selling, general, and administrative, including related party rent expense of $304,142, $195,000, $816,986, and $679,500	9,689,858	7,884,552	26,089,825	21,805,507
Non-rental equipment depreciation	1,499,943	1,078,926	4,322,888	3,059,963
	11,189,801	8,963,478	30,412,713	24,865,470

OPERATING INCOME	16,577,367	12,180,166	41,071,459	25,373,662

OTHER INCOME (EXPENSE)
Interest expense	(8,082,009)	(6,288,438)	(22,418,378)	(17,766,570)
Loss on debt extinguishment	—	(8,986,690)	—	(8,986,690)
Interest income	26,075	45,866	110,444	134,862
Other	2,887	21,651	(82,929)	58,285
	(8,053,047)	(15,207,611)	(22,390,863)	(26,560,113)

NET INCOME (LOSS)	$8,524,320	$(3,027,445)	$18,680,596	$(1,186,451)

RETAINED EARNINGS, BEGINNING OF PERIOD	$30,766,158	$20,245,703	$24,001,518	$18,404,709

Net income (loss)	8,524,320	(3,027,445)	18,680,596	(1,186,451)
Distributions	(5,078,138)	—	(8,469,774)	—

RETAINED EARNINGS, END OF PERIOD	$34,212,340	$17,218,258	$34,212,340	$17,218,258

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Cash Flows (Unaudited)

Nine-Month Periods Ended September 30, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$18,680,596	$(1,186,451)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gross profit on disposition of property and equipment	(3,583,742)	(2,022,365)
Depreciation and amortization of property and equipment	42,898,913	28,953,732
Amortization of deferred gain and rent payments	—	(1,234,430)
Amortization of debt issuance costs	1,436,993	1,298,118
Write-off of debt issuance costs	—	2,644,451
Bad debts	113,510	698,698
Non-cash interest expense	—	1,326,419
Changes in operating assets and liabilities:
Accounts receivable	(4,911,169)	(7,595,679)
Inventories	(3,458,213)	(5,336,504)
Other	(250,412)	757,233
Accounts payable, other	20,936,844	14,791,404
Accrued expenses	(2,057,161)	2,327,923
Net cash provided by operating activities	69,806,159	35,422,549

INVESTING ACTIVITIES:
Purchases of rental equipment and other property	(149,146,632)	(87,358,760)
Early buyout of rental equipment under sale/leaseback	—	(21,612,615)
Refund of deposit under sale/leaseback	—	8,731,065
Proceeds from sales of rental equipment and other property	11,647,916	8,431,737
Collections of receivables from shareholders and affiliate	—	1,007,201
Net cash used in investing activities	(137,498,716)	(90,801,372)

FINANCING ACTIVITIES:
Line of credit borrowings	277,236,686	210,345,467
Line of credit repayments	(200,788,568)	(247,071,223)
Proceeds from other borrowings	—	202,225,144
Repayment of other borrowings	(133,309)	(103,276,059)
Debt issuance costs paid	(237,500)	(6,702,364)
Distributions	(8,469,774)	—
Net cash provided by financing activities	67,607,535	55,520,965
NET INCREASE (DECREASE) IN CASH	(85,022)	142,142
CASH, BEGINNING OF PERIOD	1,695,531	913,821
CASH, END OF PERIOD	$1,610,509	$1,055,963

See notes to financial statements.

AHERN RENTALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

1.     Basis of presentation:

The accompanying unaudited interim financial statements are prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2006, and for all periods presented. These unaudited financial statements should be read in conjunction with the annual financial statements included in the Company’s 2005 Form 10-K from which the balance sheet information as of December 31, 2005 is derived. Interim operating results are not necessarily indicative of operating results to be expected for the full year.

2.     Related party transactions:

During the nine-month and three-month periods ended September 30, 2006 and 2005, the Company purchased approximately $21.0 million, $11.1 million, $8.3 million, and $4.1 million of equipment, respectively, from Xtreme Manufacturing, LLC, an entity controlled by the Company’s principal executive officer and majority shareholder.

3.     Amendment to Revolving Credit Facility

On August 21, 2006, the Company entered into Amendment No. 1 to the Amended and Restated Loan and Security Agreement dated as of August 18, 2005, between the Company and Bank of America, N.A., as Administrative Agent and Lender and Wachovia Bank, National Association, as Collateral Agent and Lender. This amendment contains the following changes in material terms:

•    Maximum borrowings under the loan agreement have been increased to $250 million from $175 million.

•    The termination date has been extended one year to August 21, 2011.

•    The rates at which borrowings accrue interest have been decreased to (1) prime rate plus zero to 50 basis points for prime rate loans, and (2) London Interbank Offered Rate (“LIBOR”) plus 175 to 225 basis points for LIBOR based loans.

4.     Contingencies

The Company is a defendant in legal proceedings arising in the ordinary course of business. The outcome of these proceedings is not expected to have a material adverse effect on the financial condition, results of operations or cash flows of the Company, and no estimated losses are considered accruable as of September 30, 2006.

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

Overview

Through our network of 34 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities. The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools. Accordingly, our business is capital intensive, and our profitability and cash flows depend upon the availability and terms of financing. See “–Liquidity and Capital Resources.”

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate. For financial reporting purposes, our revenues are divided into three categories:

•      Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel. For the quarter ended September 30, 2006, revenues from equipment rentals and related accounted for approximately 90% of our total revenues. Of equipment rentals and related revenues in that period, 68% was attributable to rentals of high reach equipment, 20% to rentals of general rental equipment, including ground engaging equipment, and 12% to rental related revenues.

•      Sales of rental equipment includes revenues from the sale of our used rental equipment. For the quarter ended September 30, 2006, these revenues accounted for approximately 5% of our total revenues.

•      Other is primarily revenues from the sale of new equipment, merchandise and supplies. For the quarter ended September 30, 2006, these revenues accounted for approximately 5% of our total revenues.

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

In August 2006, we amended our credit facility. See “–Liquidity and Capital Resources – Liquidity.”

Recent Developments

In October 2006, we opened our 34th branch, located in Albuquerque, New Mexico. We lease the real property on which the branch is located from a non-affiliate. DFA, LLC, an entity controlled by Don F. Ahern, our chief executive officer and majority shareholder, has entered into a real property purchase agreement with the current owner of the property. When the sale of the property closes, we intend to enter into a lease with DFA, LLC.

Results of Operations

Three Months Ended September 30, 2006 (“2006”) Compared to the Three Months Ended September 30, 2005 (“2005”).

Revenues

Revenues in 2006 increased 31% over 2005. The primary factors contributing to the change are discussed below for the principal revenue categories.

Equipment rentals and related revenues. Equipment rentals and related revenues in 2006 increased 31%. These revenues accounted for 90% of total revenues in both 2006 and 2005. The increased revenues were the result of (1) an increase in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $494 million in 2006 from $362 million in 2005, offset slightly by (2) a decrease in our average dollar utilization to 53% in 2006 from 54% in 2005. Although average rental rates increased 2%, average time utilization of our high reach equipment decreased to 76% in 2006 compared to 78% in 2005

Sales of rental equipment. Sales of rental equipment in 2006 increased 43% over 2005. This increase is attributed to the strong retail and secondary market demand for rental equipment.

Other revenues. Other revenues in 2006 increased 22% compared to 2005 due to increases in sales of parts and merchandise.

Cost of Revenues

Cost of revenues in 2006 increased 31% over 2005. As a percentage of revenues, cost of revenues was 62% for both 2006 and 2005. The primary factors contributing to the change in each major cost category are described below.

Cost of equipment rental operations, excluding depreciation. Cost of equipment rental operations, excluding depreciation, in 2006 increased 22% over 2005 due mainly to increased payroll costs, repairs and maintenance, fuel and vehicle expenses in support of the increase in equipment available for rent. As a percentage of equipment rentals and related revenues, cost of equipment rental operations decreased to 38% in 2006 from 41% in 2005 due mainly to (1) a decrease in 2006 of $0.7 million related to lease expense on equipment now owned by us that was previously under an operating lease that was terminated in September 2005, and (2) economies of scale realized in payroll costs, repairs and maintenance, vehicle expenses and occupancy costs related to the branch locations.

Depreciation, rental equipment. Depreciation, rental equipment in 2006 increased 48% over 2005. Approximately $0.7 million of the total $4.6 million increase is due to depreciation on equipment now owned by us that was previously under an operating lease that was terminated in September 2005. The remaining $3.9 million increase results from the increased investment in our rental fleet described previously under the caption “–Revenues – Equipment rentals and related revenues.”

Cost of rental equipment sales. Cost of rental equipment sales in 2006 increased 45% over 2005 principally as a result of the 43% increase in sales of rental equipment discussed under the caption “–Revenues – Sales of rental equipment.”  The main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 73% of the selling price in both 2006 and 2005.

Other. Other cost of revenues in 2006 increased 25% compared to 2005. This increase is related to the 22% increase in other revenues described under the caption “–Revenues – Other revenues.”

Selling, General and Administrative

SG&A in 2006 increased 23% over 2005. The increase was driven by payroll costs, travel and entertainment costs, legal fees, and other miscellaneous administrative costs related to the growth of our business. SG&A, as a percentage of total revenues, was 13% in 2006 and 14% in 2005 reflecting realized economies of scale in 2006 primarily in payroll and occupancy costs.

Non-Rental Equipment Depreciation and Amortization

Non-rental equipment depreciation and amortization in 2006 increased 39% over 2005. This is due to an increased investment in non-rental equipment to an average original cost of $54 million in 2006 compared to $42 million in 2005.

Other Expense, Net

Other expense, net in 2006 decreased 47% from 2005. In 2005, the Company recorded an approximate $9.0 million loss on debt extinguishment related to a refinancing transaction completed in August 2005. Other expense, net in 2006, excluding this loss on debt extinguishment, increased 30% due almost entirely to interest expense which, despite a small decline in average interest rates, has increased due to higher average debt balances to fund the growth in our fleet of rental and non-rental equipment. Average debt balances increased to approximately $358 million in 2006 compared to $253 million in 2005. Our weighted average interest rate, however, decreased to 8.3% in 2006 compared to 9.0% in 2005. See “–Liquidity and Capital Resources.”

Nine Months Ended September 30, 2006 (“2006”) Compared to the Nine Months Ended September 30, 2005 (“2005”).

Revenues

Revenues in 2006 increased 31% over 2005. The primary factors contributing to the change are discussed below for the principal revenue categories.

Equipment rentals and related revenues. Equipment rentals and related revenues in 2006 increased 34%. These revenues accounted for 89% and 88% of total revenues in 2006 and 2005, respectively. The increased revenues were the result of (1) capital expenditures that increased the average original cost of our rental fleet to $450 million in 2006 from $344 million in 2005 and (2) an increase in our average dollar utilization to 51% in 2006 from 49% in 2005, principally due to a 7% increase in average rental rates. The average time utilization of our high reach equipment was 73% in both 2006 and 2005.

Sales of rental equipment. Sales of rental equipment in 2006 increased 40% over 2005. This increase is attributed to the strong retail and secondary market demand for rental equipment.

Other revenues. Other revenues in 2006 decreased 9% compared to 2005 due primarily to a reduction of sales of new equipment by approximately $2 million, or 33%, in 2006. Sales of parts and merchandise increased 40% in 2006 due to the increased size of our rental fleet.

Cost of Revenues

Cost of revenues in 2006 increased 25% over 2005. As a percentage of revenues, cost of revenues was 63% and 65% for 2006 and 2005, respectively. The primary factors contributing to the change in each major cost category are described below.

Cost of equipment rental operations, excluding depreciation. Cost of equipment rental operations, excluding depreciation, in 2006 increased 20% over 2005 due mainly to increased payroll costs, repairs and maintenance costs, fuel and vehicle expenses in support of the increase in equipment available for rent. As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 39% in 2006 and 44% in 2005 due mainly to (1) a decrease in 2006 of $2.3 million related to lease expense on equipment now owned by us that was previously under an operating lease that was terminated in September 2005, and (2) economies of scale realized in payroll costs, repairs and maintenance, vehicle expenses and occupancy costs related to the branch locations.

Depreciation, rental equipment. Depreciation, rental equipment in 2006 increased 49% over 2005. Approximately $2.3 million of the total $12.7 million increase is due to depreciation on equipment now owned by us that was previously under an operating lease that was terminated in September 2005. The remaining $10.4 million increase results from the increased investment in our rental fleet described previously under the caption “–Revenues – Equipment rentals and related revenues.”

Cost of rental equipment sales. Cost of rental equipment sales in 2006 increased 26% over 2005 principally as a result of the 40% increase in sales of rental equipment discussed under the caption “–Revenues – Sales of rental equipment.”  However, the main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 68% and 76% of the selling price in 2006 and 2005, respectively. The lower cost percentage in 2006 results from a combination of improved strength in the secondary market for rental equipment and changes in the mix of equipment sold.

Other. Other cost of revenues in 2006 decreased 15% compared to 2005. This decrease is related to the decrease in sales of new equipment in 2006 described under the caption “– Revenues – Other revenues.”

Selling, General and Administrative

SG&A in 2006 increased 20% over 2005. The increase was driven by payroll and related costs, travel and entertainment costs, legal fees, and other miscellaneous administrative costs related to the growth of our business. SG&A, as a percentage of total revenues, was 14% in 2006 compared to 15% in 2005. The improved cost percentage in 2006 is due to operating leverage in our business from revenues increasing at a higher rate than SG&A.

Non-Rental Equipment Depreciation and Amortization

Non-rental equipment depreciation and amortization in 2006 increased 41% over 2005. This is due to an increased investment in non-rental equipment to an average original cost of $51 million in 2006 compared to $40 million in 2005.

Other Expense, Net

Other expense, net in 2006 decreased 16% from 2005. In 2005, the Company recorded an approximate $9.0 million loss on debt extinguishment related to a refinancing transaction completed in August 2005. Other expense, net in 2006, excluding this loss on debt extinguishment, increased 28% due almost entirely to interest expense which, despite a small decline in average interest rates, has increased due to higher average debt balances to fund the growth in our fleet of rental and non-rental equipment. Average debt balances increased to approximately $329 million in 2006 compared to $234 million in 2005. Our weighted average interest rate, however, decreased to 8.4% in 2006 compared to 9.3% in 2005. See “–Liquidity and Capital Resources.”

Liquidity and Capital Resources

Liquidity

In October 2004, we refinanced approximately $197 million of prior debt. The refinancing was done by entering into a five-year revolving credit facility with a syndicate of banks (the “2004 Credit Facility) and the issuance of $90 million of five year notes to two affiliates of a commercial lender (the “2004 Notes”). The 2004 Credit Facility provided for revolving loans of up to an aggregate of $175 million subject to a borrowing base calculated as a percentage of qualified collateral and reserves required by the lenders. Borrowings under the 2004 Credit Facility bore interest at either (1) the bank’s base rate (prime rate) plus 100 to 175 basis points or, at our option, (2) LIBOR plus 250 to 325 basis points. The interest rates charged could vary within these ranges depending on our leverage ratio, as defined in the loan agreement. The 2004 Notes bore interest at 14.5% payable monthly. This interest was paid in cash at the rate of 12.0% per annum and interest in kind through the issuance of additional notes at the rate of 2.5% per annum.

In August 2005, we issued $200 million of second priority senior secured notes (“Second Priority Notes”), the proceeds of which were used to (1) terminate our obligations under the 2004 Notes by paying off approximately $99 million, including prepayment penalties, (2) pay down the 2004 Credit Facility by approximately $85 million, (3) pay off other debt totaling approximately $10 million, and (4) pay fees and expenses related to the transaction of about $6 million (the “2005 Refinancing”). The Second Priority Notes are due August 15, 2013, bear interest at 9 ¼% with interest payable semi-annually on each February 15 and August 15, and are secured on a second priority basis, behind the Amended Credit Facility (as defined below), by substantially all of the Company’s existing and future acquired assets.

In connection with the issuance of the Second Priority Notes, we amended and restated the 2004 Credit Facility by entering into the “Amended Credit Facility” with Bank of America, N.A. and a syndicate of banks and other institutional lenders. The Amended Credit Facility changed the rates at which borrowings accrued interest to vary from prime plus 12.5 to 62.5 basis points for prime rate loans, and LIBOR plus 187.5 to 237.5 for LIBOR-based loans. The Amended Credit Facility is secured by first priority liens (ahead of the Second Priority Notes) upon substantially all of our existing and future acquired assets.

On August 21, 2006, we entered into Amendment No. 1 to the Amended Credit Facility. This amendment:

•      raised the maximum borrowing amount under the loan agreement to $250 million from $175 million;

•      extended the termination date by one year to August 21, 2011; and

•      amended the rates at which borrowings accrue interest to vary from prime plus zero to 50 basis points for prime rate loans, or LIBOR plus 175 to 225 basis points for LIBOR-based loans.

As of September 30, 2006, there was $169.9 million outstanding and $80.1 million available to borrow under the Amended Credit Facility, and the weighted average interest rate on the Amended Credit Facility was 7.1%. Our weighted average interest rate on our total debt of $372.0 million as of September 30, 2006 was approximately 8.3%.

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

We manage our liquidity using cash management practices that project our future sources and uses of cash taking into consideration the legal requirements of our financing agreements. Our principal existing sources of cash are generated from operations and from the sale of rental equipment and borrowings available under our Amended Credit Facility. Our current and expected long-term cash requirements consist primarily of expenditures to fund operating activities and working capital, to purchase new rental equipment, and to meet debt service obligations. Based on our current rate of capital expenditures on new rental equipment to support our expected growth, we believe our existing sources of liquidity will be sufficient to meet the cash requirements of our operations for the next twelve months. To the extent the sources of liquidity described above are not sufficient to fund our operations, we may require additional debt or equity financing. Our ability to access these sources of capital is restricted by the indenture governing the Second Priority Notes and the terms of the Amended Credit Facility. See “Part II. Item 1A – Risk Factors – If we are unable to obtain additional capital” on page 15.

Sources and uses of cash. During the nine months ended September 30, 2006, we generated cash from operations of $69.8 million, cash from sales of rental equipment and other property of $11.6 million, and net proceeds from line of credit borrowings of $76.4 million. We used cash of $149.1 million during this period principally to purchase rental equipment and other property, and we made dividend distributions to our shareholders of $8.5 million.

Adequacy of Capital Resources

Our business is capital intensive. We purchase new equipment both to expand the size and maintain the age of our rental fleet. For the nine months ended September 30, 2006 and 2005, we had total expenditures on new rental equipment of $139.4 million and $97.4 million, respectively. If demand for rental equipment from our customers remains strong, we expect the rate of expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment will remain constant or increase. Although we believe our sources of capital are adequate to fund our operations for the next 12 months, to continue this rate of expenditures after that time, we may require additional debt or equity financing. See “Part II. Item 1A – Risk Factors – If we are unable to obtain additional capital” on page 15.

Non-GAAP Financial Measures

The Company presents EBITDA because it believes EBITDA is a useful analytical tool for assessing the Company’s financial performance, including its ability to meet future debt service obligations and capital expenditure and working capital requirements. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. EBITDA is not, however, a measure of financial performance or liquidity under U.S. generally accepted accounting principles. Accordingly, EBITDA should not be considered a substitute for net income or cash flows as an indicator of the Company’s operating performance or liquidity. EBITDA margin is EBITDA as a percentage of total revenues. For purposes of the following, debt includes amounts outstanding under the Amended Credit Facility, notes payable and the Second Priority Notes, and capital lease obligations.

The tables below provide reconciliations of net income and EBITDA for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net income (loss)	$8,524,320	$(3,027,445)	$18,680,596	$(1,186,451)
Interest expense	8,082,009	15,275,128	22,418,378	26,753,260
Depreciation, rental equipment	14,155,985	9,533,467	38,576,025	25,893,769
Non-rental equipment depreciation and amortization	1,499,943	1,078,926	4,322,888	3,059,963
EBITDA	$32,262,257	$22,860,076	$83,997,887	$54,520,541
EBITDA margin	44.7%	41.5%	44.0%	37.4%

	Twelve Months Ended September 30, 2006

Net income	$25,463,856
Interest expense	29,053,365
Depreciation, rental equipment	49,582,760
Non-rental equipment depreciation and amortization	5,585,419
EBITDA	$109,685,400
EBITDA margin	44.0%
Debt to EBITDA ratio	3.39	x

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair market value of our long-term fixed interest rate debt at September 30, 2006 was $205.0 million; its carrying value was $200.0 million. Fair market values were determined from quoted market prices.

The interest on borrowings under our Amended Credit Facility is at variable rates based on a financial performance test. Borrowings under the Amended Credit Facility bear interest at a rate equal to an applicable margin percentage plus either LIBOR or the prime rate. The applicable margin percentage varies from 175 to 225 basis points for LIBOR-based loans and zero to 50 basis points for prime rate loans. In addition, our Amended Credit Facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line. An increase in interest of 100 basis points would increase our annual interest expense by $1.7 million based on $169.9 million, which was the amount outstanding under our Amended Credit Facility as of September 30, 2006.

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

(b)           Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operating results are highly dependent on the strength of the Las Vegas, Nevada economy. In 2003, 2004 and 2005, the percentage of our total revenues attributable to our Las Vegas operations was 40.1%, 37.8% and 37.4%, respectively. For the nine months ended September 30, 2006, 35.6% of our total revenues were attributable to our Las Vegas operations. Any future weakness in the Las Vegas economy could have a material adverse effect on our operations.

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

Our ability to compete, sustain our growth and expand our operations through new branches largely depends on access to capital. If the cash we generate from our business, together with cash on hand and cash that we may borrow under our Amended Credit Facility, is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing. However, we may not succeed in obtaining additional financing on terms that are satisfactory to us, or at all. In addition, our ability to obtain additional financing is restricted by both the indenture governing our outstanding Second Priority Notes and our Amended Credit Facility. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches. In addition, any additional indebtedness that we do incur may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

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

We purchase a significant amount of our equipment from a small number of manufacturers. Termination of our relationship with any of those manufacturers could have a material adverse effect on our business because we may be unable to obtain adequate rental and sales equipment from other sources in a timely manner, or at all.

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

The cost of new equipment used in our rental fleet increased in 2005 and is continuing to increase in 2006. These cost increases are due primarily to:

•      a significant increase in the cost of steel, which is a primary material used in most of the equipment we rent; and

•      the manufacturers of equipment are operating at or near full capacity and therefore command higher prices.

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

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibit No.	Description
10.1	Lease, dated August 25, 2006, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 1890 South 500 West, Salt Lake City, UT 84115
10.2	Lease, dated October 1, 2006, between DFA, LLC and Ahern Rentals, Inc. relating to premises located at 28261 Highway 74, Romoland, CA 92585
31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2006.

AHERN RENTALS, INC.

By:	/s/ Howard L. Brown
Howard L. Brown
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)