Form 10-K
period 2006-12-31
AHERN RENTALS INC
filed 2007-03-28
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number:  333-141011

AHERN RENTALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0381960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4241 South Arville Street
Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

(702) 362-0623

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act..  Yes  ☐  No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of March 28, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $-0-.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2007
Common Stock no par value per share	1,000 shares

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under “Item 1A - Risk Factors.” You should carefully review the risks described in this report and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1.  BUSINESS

We are an equipment rental company with locations primarily in the southwestern United States and we rent a broad range of equipment and sell new and used rental equipment as well as parts and supplies related to our rental equipment and merchandise used by the construction industry.  We also provide maintenance and repair services.  We serve a diverse base of customers, including commercial and residential construction companies, industrial companies, utilities, convention centers, municipalities and homeowners. Founded in 1953 with one location in Las Vegas, Nevada, we have expanded through organic growth and, as of March 23, 2007, offer our rental equipment to customers through our 38 branches in Nevada, California, Arizona, Utah, Texas, Oregon, Colorado, New Mexico, Kansas, and New Jersey.  We are an S corporation, incorporated under the laws of the state of Nevada in 1997.

As of December 31, 2006, our rental fleet included:

•    over 16,800 high reach units, such as scissor lifts, forklifts and boom lifts; and

•             over 11,300 general rental units, comprised of ground engaging units, such as backhoes, skidsteers, skiploaders and trenchers; and other rental units, including compressors, generators, light towers, welders and other equipment.

For the year ended December 31, 2006, we generated 69% of our revenues from high reach equipment rental, 20% of our revenues from general equipment rental and 11% of our revenues from the sale of new and used rental equipment, and related merchandise, parts and services.

Our principal executive offices are located at 4241 South Arville Street, Las Vegas, Nevada 89103. Our main telephone number is (702) 362-0623, and our Web site is http://www.ahern.com. The content of our Web site is not part of this report.

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

We have a well-maintained, high-quality rental fleet that has a weighted average age of 27 months as of December 31, 2006 and is supported by an extensive, in-house maintenance program. In addition to routine maintenance, we repaint and refurbish our rental equipment frequently to maintain the appearance and performance of our fleet. We make regular and significant capital investments in new equipment and generally do not purchase used equipment for our rental fleet.

New Equipment Sales. We sell a variety of new high reach and other construction equipment. The equipment we sell is manufactured by JLG Industries, Inc., Skyjack Inc., Snorkel International and others. Because of our strong relationships with equipment manufacturers, we are able to acquire almost any type of equipment our customers need.

Used Rental Equipment Sales. We sell our used rental equipment in the normal course of business primarily through our experienced sales force, or through our branch locations or at auction. We market and sell our used rental equipment and invest in new equipment based on general economic conditions and other factors including: (1) customer demand, (2) growth opportunities, and (3) management of the age, size, and composition of our fleet.

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

Equipment Purchasing

All of our equipment is acquired from reputable national manufacturers that are known for their product quality and reliability. We believe we have sufficient alternative sources of supply for the equipment we purchase in each of our principal product categories. In 2006, our top 10 suppliers comprised 83% of our total equipment purchases. We believe our size and the quantity of equipment we acquire enable us to purchase equipment at lower prices and on more favorable terms than many of our competitors. We usually obtain 15 - 50% discounts off retail prices from our major suppliers. We do not enter into long-term supplier commitments to purchase equipment and have the flexibility to cancel orders with our suppliers if expected demand for rental equipment does not materialize. We purchase all of our rental equipment centrally to ensure the most favorable and consistent terms with our suppliers.

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

Customers

We serve a diverse customer base, including commercial and residential construction companies, industrial companies, utilities, convention centers, municipalities and homeowners. Customers in construction-related end markets constitute our principal customer base. In 2006, our largest customer accounted for less than 1.3% of our revenues, and our top 10 customers accounted for less than 7.6% of our revenues. Many of our customers operate in several of the different markets we serve. We offer these customers the ability to rent equipment on the same terms in each of these regions. Many of our customers have been with us for over a decade.

We rent equipment, sell parts and supplies related to the equipment we rent, sell merchandise used by the construction industry, provide repair services and sell new equipment and our used rental equipment on account to customers who are screened through a credit application process. Credit account customers are our core customers, accounting for approximately 91% of our revenues in 2006, and our largest source of repeat business.  In 2006, approximately 70% of our credit account customers rented equipment three or more times from us. We also assist customers in arranging financing for purchases of large equipment through a variety of sources including manufacturers, banks, finance companies and other financial institutions.

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

As of December 31, 2006, we employed 116 salespeople who manage our customer relationships. We train our salespeople both in selling our rental services and selling new equipment and our used rental equipment. Our salespeople use targeted local marketing strategies to address specific customer needs and respond to competitive pressures. Our local sales force focuses on maintaining and building strong relationships with local decision makers in the end markets we serve. In addition, they keep abreast of local market activity by tracking construction, industrial and municipal projects and new and used equipment sales in their area.

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

•    setting up on-site rental yards on selected construction and other projects;

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

•        Wynne Systems’ RentalMan Software. For the past five years, we have been one of the leading developers for RentalMan software. RentalMan is our primary line-of-business software and is used by many of the top-ten rental companies in North America. With full access to RentalMan source code, we are able to independently enhance the software to address our diverse business needs.

•        Infor Infinium Financial Management Software. We use Infinium Financial Management software, which is IBM AS/400-based and fully integrated with RentalMan. Infinium is used for financial reporting, payroll functions, accounts payable, human resources, and fixed asset processing.

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

Employees

As of December 31, 2006, we had 291 salaried and 978 hourly employees, none of whom are members of a labor union. The table below sets forth the number of employees assigned to our various departments as of December 31, 2006.

Department	Number of Employees
Service	549
Transportation and risk management	269
Operations	131
Sales and marketing	120
Administration, growth and development, and management information systems	117
Purchasing and parts	83
Total	1,269

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

In the future, federal, state or local governments could enact new or stricter laws or issue new or stricter regulations concerning environmental and worker health and safety matters, or effect a change in their enforcement of existing laws or regulations, that could affect our operations. Also, in the future, we could discover previously unknown environmental noncompliance or contamination, or contamination may be found to exist at our facilities or off-site locations where we have sent wastes. We could be held liable for such newly discovered noncompliance or contamination. Changes in environmental and worker health and safety requirements or liabilities from newly discovered noncompliance or contamination could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.               RISK FACTORS

Our Business, our 9 ¼% Second Priority Senior Secured Notes due 2013 (our “notes”) and our financial performance are subject to the following risks.   If any of the circumstances described in these risk factors occurs, our business, results of operations or financial condition would likely suffer and the value of our outstanding notes could be adversely affected.

Decreases in construction, industrial activities or the convention business could adversely affect our revenues and operating results by decreasing the demand for our equipment or the rental rates or prices we can charge.

Our products and services are used primarily in non-residential construction activity and, to a lesser extent, in residential construction activity, industrial activity and the convention business. Weakness in our end markets, such as a decline in construction, industrial activity or the convention business, has led in the past and may in the future lead to a decrease in the demand for our equipment or the rental rates or prices we can charge. For example, in 2002 and 2003, non-residential construction activity declined significantly from prior periods, which had an adverse effect on our results in 2002 and 2003. Further declines in the construction industry could adversely affect our operating results by decreasing our revenues and gross profit margins.

Certain factors that may cause weakness in the construction industry include:

•             weakness in the economy or the onset of a recession;

•               an increase in interest rates;

•             reductions in corporate spending for plants and facilities or government spending for infrastructure projects;

•             adverse weather conditions and natural disasters;

•    terrorism or hostilities involving the United States; and

•    an increase in the cost of construction materials.

Our operating results are highly dependent on the strength of the Las Vegas economy. In 2004, 2005 and 2006, the percentage of our total revenues attributable to our Las Vegas operations was 37.8%, 37.4%, and 35.0%, respectively. Any future weakness in the Las Vegas economy could have a material adverse effect on our operations.

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

In the past when we have opened new branches, we have attracted talented salespeople who have terminated their employment with other rental equipment companies to work for us. We believe there has been a trend recently for equipment rental companies to seek non-competition agreements when they hire salespeople. This trend may hinder our ability to attract talented salespeople to work at new branches, which could prevent us from opening new branches at sites we have identified or result in our failure to realize the expected benefits from any new branch we open.

If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches. If we are successful in our efforts to expand our operations, it may result in significant transaction expenses and risks associated with entering new markets.

Our ability to compete, sustain our growth and expand our operations through new branches largely depends on access to capital. If the cash we generate from our business, together with cash on hand and cash that we may borrow under our bank credit facility (“credit facility”), is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing. However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all. In addition, our ability to obtain additional financing is restricted by both the indenture governing our notes and the agreements covering our credit facility. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches. Furthermore, any additional indebtedness that we do incur may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

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

We purchase most of our rental and sales equipment from a small number of original equipment manufacturers. For example, we acquired from JLG Industries, Inc. more than 20% of all rental equipment we purchased in 2006. Although we believe we have alternative sources of supply for the rental and sales equipment we purchase in each of our principal product categories, termination of our relationship with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate rental and sales equipment from other sources in a timely manner or at all.

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

•   worldwide and domestic demand for used equipment; and

•   general economic conditions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Las Vegas, Nevada. As of March 23, 2007, we operated 38 rental branches in ten states. We lease the real estate for all of our branches, including in some cases from related parties. See “Item 13 — Certain Relationships and Related Transactions.” We believe our facilities are sufficient for our current needs. Below is an overview of our branches:

States with Ahern Rentals Branches	Number of Locations
California	15
Nevada	8
Arizona	2
Oregon	2
Utah	4
Texas	3
Colorado	1
New Jersey	1
New Mexico	1
Kansas	1
Total	38

With the exception of our corporate headquarters in Las Vegas, Nevada, each of our properties consists of an equipment lot, a shop facility and an office from which we conduct our local rental operations. These properties are not materially different from each other in size, facilities or purpose. Our Las Vegas headquarters is made up of offices and an extensive rental yard. Of our 38 leased properties, 23 are leased from related parties. See “Item 13 — Certain Relationships and Related Transactions.” Each lease with a related party runs through October 27, 2014, unless earlier terminated. Annual aggregate rental payments to related parties and unaffiliated third parties under our property leases was $4,048,192 and $1,181,159, respectively, for 2006.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  There is no public trading market for our common equity. On December 31, 2006, there were two holders of record of our common stock.  In 2004, 2005 and 2006, we paid cash dividends to our shareholders in the amount of $1,346,721, $0 and $8,469,774, respectively. We expect to pay cash dividends in the future.  Our ability to pay dividends is limited by our credit facility and the indenture governing our notes.  On March 12, 2007, our board of directors declared a dividend payable to the shareholders of the Company in the amount of $7,509,615, which was in compliance with the provisions of the indenture governing our notes.  The lenders for our credit facility have approved this distribution and it is expected to be paid on March 30, 2007.

(b) We did not, and our affiliates did not, purchase any of our shares of common equity in the quarter ended December 31, 2006.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data (presented in thousands, except percentages) of Ahern Rentals, Inc. as of the dates and for the periods indicated.  The selected historical financial data as of December 31, 2002, 2003 and 2004 and for the years ended December 31, 2002 and 2003 have been derived from our audited financial statements that are not included in this report.  The selected historical financial data as of December 31, 2005 and 2006 and for the years ended December 31, 2004, 2005 and 2006 have been derived from our audited financial statements included elsewhere in this report.  We have elected to be treated as an S corporation for federal income tax purposes.  As a result, our shareholders are taxed directly on their respective shares of our income.  Accordingly, no provision or liability for federal and state income tax is included in our financial statements.  This data should be read in conjunction with the financial statements and notes thereto, and with “Item 7 —  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2002	2003	2004	2005	2006
Income Statement Data:
Revenues:
Equipment rentals and related	$83,556	$99,541	$136,402	$179,858	$236,855
Sales of rental equipment	4,359	5,723	7,256	11,379	16,600
Other	4,630	5,969	11,411	12,479	12,651
Total revenues	92,545	111,233	155,069	203,716	266,106
Cost of revenues:
Cost of equipment rental operations, excluding depreciation	36,133	48,508	61,086	75,139	92,047
Depreciation, rental equipment	23,355	22,023	28,412	36,900	54,183
Cost of rental equipment sold	2,934	3,836	5,210	8,197	11,457
Other	3,123	4,279	8,804	9,969	9,163
Total cost of revenues	65,545	78,646	103,512	130,205	166,850
Gross profit	27,000	32,587	51,557	73,511	99,256
Operating expenses:
Selling, general and administrative	16,088	18,565	22,961	30,417	37,039
Non-rental equipment depreciation	2,525	2,283	3,006	4,323	5,949
Total operating expenses	18,613	20,848	25,967	34,740	42,988
Operating income	8,387	11,739	25,590	38,771	56,268
Other income (expense):
Interest expense	(9,879)	(9,155)	(15,488)	(33,388)	(31,152)
Other(1)	1,955	1,490	187	214	59
Net income	$463	$4,074	$10,289	$5,597	$25,175
Other Financial Data:
EBITDA(1)(2)	$36,222	$37,535	$57,195	$80,208	$116,459
EBITDA margin(1)(2)(3)	39.1%	33.7%	36.9%	39.4%	43.8%
Depreciation	25,880	24,306	31,418	41,223	60,132
Net cash provided by operating activities	25,702	19,153	33,588	52,133	93,428
Net cash provided by (used in) investing activities	(2,257)	2,722	(13,018)	(120,950)	(192,338)
Net cash provided by (used in) financing activities	(24,512)	(21,382)	(20,374)	69,599	98,898

	As of December 31,
	2002	2003	2004	2005	2006
Balance Sheet Data:
Cash	$225	$718	$914	$1,696	$1,684
Rental equipment, net	146,479	147,020	180,169	262,843	392,084
Total assets	184,508	208,205	260,406	357,180	509,528
Total debt	157,438	157,962	217,711	295,723	403,329
Total stockholders’ equity	18,677	19,747	24,320	29,917	46,622

(1)             Includes for 2002 nonrecurring income of approximately $1.9 million representing the amount of gain recognized in connection with the settlement of a contractual dispute with an equipment supplier.  Includes for 2003 nonrecurring income of approximately $1.3 million relating to a condemnation award.

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

	Year Ended December 31,
	2002	2003	2004	2005	2006
Net income	$463	$4,074	$10,289	$5,597	$25,175
Interest expense	9,879	9,155	15,488	33,388	31,152
Depreciation, rental equipment	23,355	22,023	28,412	36,900	54,183
Non-rental equipment depreciation	2,525	2,283	3,006	4,323	5,949
EBITDA	$36,222	$37,535	$57,195	$80,208	$116,459

(3)             EBITDA margin is defined as EBITDA as a percentage of total revenues.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and accompanying notes included in this report

Overview

Through our network of 38 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities. The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools. Accordingly, our business is capital intensive, and our profitability and cash flows depend upon the availability and terms of financing. See “— Liquidity and Capital Resources”.

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate. For financial reporting purposes, our revenues are divided into three categories:

•             Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel. For the year ended December 31, 2006, revenues from equipment rentals and related accounted for approximately 89% of our total revenues. Of equipment rentals and related revenues in that period, 69% were attributable to rentals of high reach equipment, 20% to rentals of general rental equipment, including ground engaging equipment, and 11% to rental related revenues.

•             Sales of rental equipment includes revenues from the sale of our used rental equipment. For the year ended December 31, 2006, these revenues accounted for approximately 6% of our total revenues.

•             Other is primarily revenues from the sale of new equipment, merchandise and supplies. For the year ended December 31, 2006, these revenues accounted for approximately 5% of our total revenues.

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

Operating expenses include all selling, general and administrative expenses (“SG&A”) and depreciation and amortization on non-rental equipment. SG&A expenses include primarily sales force compensation, administrative payroll, marketing costs, professional fees, and property and casualty insurance.  Non-rental equipment is comprised of all non-rental property and other equipment and includes such items as our fleet of service and delivery trucks.  We anticipate SG&A will increase in 2007 and 2008 in connection with the implementation of testing and documentation procedures to allow us to provide the reports required by Section 404 of the Sarbanes-Oxley Act of 2002.

Our cost of revenues and operating expenses also include lease expense for rental branches and other facilities, several of which we lease from affiliates. See “Item 13 — Certain Relationships and Related Transactions.”

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

In addition, our operating results are highly dependent on the strength of the economy of Las Vegas, Nevada. In 2004, 2005, and 2006, the percentage of our total revenues attributable to our Las Vegas operations was 37.8%, 37.4%, and 35.0%, respectively. The rapid growth experienced by the Las Vegas area in recent years has contributed significantly to our revenues. While we expect this growth to continue in the near term, any future weakness in the Las Vegas economy could have a material adverse effect on our results of operations.

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

Recent Developments

On January 17, 2007, we issued $90.0 million aggregate principal amount of 9 ¼% Second Priority Senior Secured Notes due 2013 under our August 18, 2005 indenture. See “— Liquidity and Capital Resources.”  The net proceeds from this transaction of approximately $91.4 million, after deducting fees and expenses of approximately $2 million, were used to pay down a portion of amounts outstanding under the credit facility. We filed a Registration Statement on Form S-4 with the SEC to register an offering of notes in exchange for the notes we issued on January 17 and the SEC declared it effective on March 9, 2007. The form and terms of the new notes are identical in all material respects to the form and terms of the notes we issued on January 17, except for transfer restrictions and registration rights relating only to the January 17 notes. On March 12, 2007, we commenced an offer to exchange these new notes for the January 17 notes. The scheduled expiration date of the offer is Midnight, New York City Time, on April 6, 2007.

Since December 31, 2006, we have opened four branch locations in Hurricane, Utah; Cedar City, Utah; Kansas City, Kansas; and Houston, Texas.  We lease the real property for three of these branches from DFA, LLC, an entity controlled by Don F. Ahern, our president and chief executive officer.

Results of Operations

Fiscal Year Ended December 31, 2006 (“2006”) Compared to Fiscal Year Ended December 31, 2005 (“2005”) Compared to Fiscal Year Ended December 31, 2004 (“2004”)

Revenues

Revenues in 2006 increased 31% over 2005.  Revenues in 2005 increased 31% over 2004.  The primary factors contributing to the changes are discussed below.

Equipment rentals and related revenues.   Equipment rentals and related revenues in 2006 increased 32% over 2005.  These revenues accounted for 89% and 88% of our total revenues for 2006 and 2005, respectively. The increased revenues were the result of (1) an increase in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $474 million in 2006 from $354 million in 2005, offset slightly by (2) a decrease in our average dollar utilization to 50% in 2006 from 51% in 2005.  Although average rental rates increased 4%, average time utilization of our high reach equipment remained about the same at approximately 73% in 2006.

Equipment rentals and related revenues in 2005 increased 32% over 2004. These revenues accounted for 88% of our total revenues for each of 2005 and 2004. The increased revenues were the result of (1) an increase in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $354 million in 2005 from $294 million in 2004, and (2) average dollar utilization increased to 51% in 2005 from 46% in 2004.  Average rental rates increased 11% in 2005 over 2004 and average time utilization of our high reach equipment increased to 73% in 2005 from 72% in 2004, primarily, as a result of improved economic conditions in the construction industry in our principal markets.

Sales of rental equipment.  Sales of rental equipment in 2006 increased 46% over 2005.  Sales of rental equipment in 2005 increased 57% over 2004.  These increases are attributed to the increase in “Equipment rentals and related” revenues described above and the strong retail and secondary market demand for rental equipment.

Other revenues.  Other revenues in 2006 increased 1% over 2005.  This change results from a combination of the following:  (1) a decrease of 28%, or $2.3 million, in the sale of new equipment, and (2) an increase of 58%, or $2.5 million, in merchandise and other revenue due to the increased size of our rental fleet.

Other revenues in 2005 increased 9% over 2004.  This change results from a combination of the following:  (1) an increase of 8%, or $0.6 million, in the sale of new equipment, and (2) an increase of 13%, or $0.5 million, in merchandise and other revenue due to the increased size of our rental fleet.

Cost of Revenues

Cost of revenues in 2006 increased 28% over 2005.  Cost of revenues in 2005 increased 26% over 2004.  As a percentage of revenues, cost of revenues was 63%, 64%, and 67% for 2006, 2005 and 2004, respectively. The primary factors contributing to the changes are described below.

Cost of equipment rental operations, excluding depreciation. Cost of equipment rental operations, excluding depreciation, in 2006 increased 23% over 2005, due mainly to increased payroll costs, repairs and maintenance costs, fuel, and vehicle expenses in support of the increase in equipment available for rent.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 39% in 2006 and 42% in 2005 due mainly to (1) a decrease in 2006 of $2.4 million related to lease expense on equipment now owned by us that was previously under an operating lease that was terminated in September 2005, and (2) economies of scale realized in payroll costs, repairs and maintenance, vehicle expenses and occupancy costs related to the branch locations.

Cost of equipment rental operations, excluding depreciation, in 2005 increased 23% over 2004.  The increase is due to increased payroll in support of the increase in revenues. As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 42% in 2005 and 45% in 2004 due mainly to (1) economies of scale in payroll costs, repairs and maintenance, and vehicle expenses, and (2) a decrease in 2005 of $1.1 million related to lease expense on equipment now owned by us that was previously under an operating lease that was terminated in September 2005.

Depreciation, rental equipment . Depreciation, rental equipment in 2006 increased 47% over 2005.  Approximately $1.9 million of the total $17.3 million increase is due to depreciation on equipment now owned by us that was previously under an operating lease that was terminated in September 2005.  The remaining $15.4 million increase results from the increased investment in our rental fleet described previously under the caption “—Revenues — Equipment rentals and related revenues.”

Depreciation, rental equipment in 2005 increased 30% over 2004.  The increase results from net capital expenditures of $110 million in 2005 to increase the size of our fleet.  This $110 million is comprised of (1) $111 million of new rental equipment acquired, (2) $17 million of rental equipment acquired in September 2005 in connection with the termination an operating lease, offset by (3) $18 million, at original cost, of equipment disposed of in 2005.

Cost of rental equipment sales. Cost of rental equipment sales in 2006 increased 40% over 2005 principally as a result of the 46% increase in the sales of rental equipment described under the caption “—Revenues — Sales of rental equipment.”  However, the main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 69% and 72% of the selling price in 2006 and 2005, respectively.

Cost of rental equipment sales in 2005 increased 57% over 2004 principally as a result of the 57% increase in the sales of rental equipment described under the caption “—Revenues — Sales of rental equipment.”  The net carrying value of the sold equipment averaged 72% of the selling price in both 2005 and 2004.

Other. Other cost of revenues in 2006 decreased 8% compared to 2005.  This decrease is due mainly to the reduction in sales of new equipment in 2006 described previously under the caption “—Revenues — Other revenues.”

Other cost of revenues in 2005 increased 13% over 2004.  This increase is due mainly to the increase in other revenues described under the caption “—Revenues — Other revenues” offset by slightly lower profit margins in sales of new equipment and merchandise.

Selling, General and Administrative

SG&A in 2006 increased 22% over 2005.  The increase relates to payroll and related costs, travel, rents, and other miscellaneous administrative costs. However, as a percentage of total revenues, SG&A decreased to 14% in 2006 from 15% in 2005 reflecting improved operating leverage in our business from revenues increasing at a higher rate than SG&A.

SG&A in 2005 increased 32% over 2004. The increase relates to payroll and related costs, rents, and other miscellaneous administrative costs.  However, as a percentage of total revenues, SG&A remained the same at 15% for both 2005 and 2004.

Non-Rental Equipment Depreciation and Amortization

Non-rental equipment depreciation and amortization in 2006 increased 38% over 2005.  This is due to an increased investment in non-rental equipment to an average original cost of $53 million in 2006 from $42 million in 2005.

Non-rental equipment depreciation and amortization in 2005 increased 44% over 2004.  This is due to an increased investment in non-rental equipment to an average original cost of $42 million in 2005 from $31 million in 2004.

Other Expense, Net

Other expense, net in 2006 decreased 6% compared to 2005.  In 2005, we recorded an approximate $9.0 million loss on debt extinguishment related to a refinancing transaction completed in August 2005.  Excluding this loss on debt extinguishment, Other expense, net in 2006 increased 29% over 2005 due almost entirely to interest expense which, despite an approximate 60 basis point reduction in our average interest rate, has increased due to higher average debt balances to fund the growth in our fleet of rental and non-rental equipment.  Average debt balances increased in 2006 to $350 million from $251 million in 2005.  Our weighted average interest rate, however, decreased to 8.4% in 2006 compared to 9.0% in 2005.  See “—Liquidity and Capital Resources.”

Other expense, net in 2005 increased 117% over 2004.  In 2004, we recorded an approximate $1.9 million loss on debt extinguishment relating to a refinancing transaction completed in October 2004.  Excluding this loss on debt extinguishment and the 2005 loss on debt extinguishment described above, Other expense, net in 2005 increased 81% over 2004 due almost entirely to interest expense which increased (1) due to higher average debt balance in 2005 of $251 million compared to $198 million in 2004 to fund the growth in our fleet of rental and non-rental equipment and (2) due to our weighted average interest rate increasing in 2005 to 9.0% compared to 7.1% in 2004.

Liquidity and Capital Resources

Indebtedness

Credit Facility.  Our credit facility is a senior secured revolving credit facility with a group of institutional lenders providing for an aggregate commitment of up to $250 million subject to a borrowing base test of eligible accounts receivable, rental equipment, transportation equipment and inventories.  The credit facility is secured by a first priority security interest in substantially all of our existing and future acquired assets.  Borrowings accrue interest at either (a) prime rate plus zero to 50 basis points for prime rate loans, or at our option (b) London Interbank Offered Rate (“LIBOR”) plus 175 to 225 basis points for LIBOR based loans; the rates charged will fluctuate within these ranges depending on our leverage ratio.  As of December 31, 2006, we had $201.2 million outstanding and $48.5 million of unused availability under the credit facility.  As of December 31, 2006, the credit facility had a weighted average interest rate of 7.1% per annum.  The credit facility matures August 21, 2011.

The credit facility is used to issue standby or commercial letters of credit and to finance ongoing working capital needs and for general corporate purposes.  In addition, the credit facility has an annual unused line fee of 25 basis points for each lender’s unused commitments. Since October 2004, all of our capital expenditures for rental equipment have been made through use of our credit facility.  Consequently, this activity is reflected as a cash expenditure in our statement of cash flows. Cash flow from operations and net proceeds from the sale of our used rental equipment are applied to reduce borrowings under our credit facility, and our expenditures for rental equipment increase borrowings under our credit facility.

At any time that borrowing availability falls below $25 million, the credit facility requires us to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00, a maximum total funded debt to EBITDA ratio of between 5.00 to 1.00 and 4.50 to 1.00 (depending on the then current fiscal quarter) and a minimum time utilization ratio of 45% of the maximum average time utilization in preceding fiscal quarters. In addition, the credit facility contains other usual and customary covenants and default provisions.

Second Priority Senior Secured Notes.  At December 31, 2006, we had outstanding $200 million principal amount of 9 ¼% Second Priority Senior Secured Notes. The notes are due August 15, 2013, bear interest at 9.25% payable semi-annually on each February 15 and August 15 and are secured on a second priority basis, behind the credit facility, by substantially all of our existing and future acquired assets. On January 17, 2007, we issued $90.0 million principal amount of 9 ¼% Second Priority Senior Secured Notes due 2013 under our August 18, 2005 indenture. The net proceeds from this transaction of approximately $91.4 million, after deducting fees and expenses of approximately $2 million, were used to pay down a portion of amounts outstanding under the credit facility.

As of December 31, 2006, our weighted average interest rate was approximately 8.2% and our debt totaled $403.3 million.

Liquidity and adequacy of capital resources

Our business is capital intensive. We purchase new equipment both to expand the size and maintain the age of our rental fleet. For 2006, 2005, and 2004, we had total cash and non-cash expenditures on new rental equipment of $195.2, $127.6 million, and $70.0 million, respectively.  If demand for rental equipment from our customers remains strong, we expect the rate of expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment will remain constant or increase.

We manage our liquidity using cash management practices that project our future sources and uses of cash taking into consideration the legal requirements of our financing agreements.  Our principal existing sources of cash are generated from operations and from the sale of rental equipment and borrowings available under our credit facility.  Our current and expected long-term cash requirements consist primarily of expenditures to fund operating activities and working capital, to purchase new rental equipment, and to meet debt service obligations.

We believe our existing sources of liquidity will be sufficient to meet the cash requirements of our operations for at least the next twelve months.  To the extent the sources of liquidity described above are not sufficient to fund our operations, we may require additional debt or equity financing. Our ability to access these sources of capital is restricted by the indenture governing our notes and the terms of the agreements governing our credit facility. See “Item 1A — Risk Factors.”

Sources and uses of cash.  In 2006, we generated cash from operations of $93.4 million, cash from sales of rental equipment of $17.1 million, and net proceeds from borrowings under our credit facility of $107.8 million.  We used cash of $209.4 million to purchase rental equipment and other property, made dividend distributions to our shareholders of $8.5 million, and repaid other borrowings and paid debt issuance costs totaling $0.4 million.

Contractual Obligations

At December 31, 2006, we had total payments due under our various contractual obligations as follows.

Type of Obligation	Total	Less than one year	1-3 years	3-5 years	Longer
	(dollars in thousands)
Credit facility(1)	$269,479	$14,483	$28,966	$226,030	—
Notes(1)	329,500	18,500	37,000	37,000	237,000
Long-term debt, other(1)	3,072	307	598	576	1,591
Operating lease obligations:(1)
Real estate	43,750	5,787	10,709	11,183	16,071
Other	5,055	547	1,091	1,086	2,331

(1)          The payments due with respect to a period represent (i) in the case of our credit facility, other debt and the notes, the scheduled principal and interest payments due in the period and (ii) in the case of operating leases, the minimum lease payments due in the period under non-cancelable operating leases. Interest amounts on our credit facility are based on $201.2 million outstanding as of December 31, 2006 and the then applicable rate of interest of 7.1% per year. To the extent amounts are outstanding under our credit facility, we will be obligated to make required payments of principal and interest when due. Interest amounts on other debt are based on annual interest of 7.9% on $2.2 million outstanding as of December 31, 2006. We pay 9.25% interest semi-annually on the notes.

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

Depreciation Methods and Asset Lives. We depreciate rental equipment and other property by the straight-line method to an estimated salvage value (approximately 10% of original cost) over the estimated useful lives of the assets. The estimated useful life of an asset is determined based on our expectation of the period over which the asset will generate sufficient revenues and profits. Estimated salvage value is determined based on our expectation of the minimum value we will realize from disposition of the asset after such period.

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

Critical Accounting Policies

The following is a summary of what we believe are the critical accounting policies for our company. In some cases, the application of these policies requires us to make subjective judgments regarding the effect of matters that are inherently uncertain. See note 1, “Nature of business and summary of significant accounting policies,” to our audited financial statements included elsewhere in this report for more detailed information about our accounting policies.

Revenue and Cost Recognition. Our policy is to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers. A rental contract can be daily, weekly, or monthly. Because the terms of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred revenue at the end of reporting periods so rental revenue is properly stated in the periods presented. Revenues from the sale of our used rental equipment and inventories of new equipment and other merchandise and services are recognized at the time of delivery of the product or service to the customer. Revenues from warranties and service contracts sold separately, which have not been material, are recognized over the life of the contracts.

Recent Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which deals with the accounting for uncertainty in income taxes. FIN 48 will be effective for the quarter ending March 31, 2007. Although FIN 48 applies in some respects to “flow-through” entities such as the Company, we do not expect that it will have a material impact on our future financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for fiscal year 2008, and interim periods within those fiscal years.  We are currently evaluating the requirements of SFAS Nos. 157 and 159, and have not yet determined the likely, if any, impact on our future financial statements.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair market value of our long-term fixed interest rate debt at December 31, 2006 was $208.5 million; its carrying value was $200.0 million. Fair market values were determined from quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test.  Borrowings under the credit facility accrue interest at either (a) prime rate plus zero to 50 basis points for prime rate loans, or at our option (b) LIBOR plus 175 to 225 basis points for LIBOR based loans; the rates charged will fluctuate within these ranges depending on our leverage ratio.  In addition, our credit facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line. An increase in interest of 100 basis points would increase our annual interest expense by $2.0 million based on $201.2 million, which was the amount of outstanding debt under our credit facility as of December 31, 2006.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15 (a)(2) for a listing of financial statements provided in the section titled “Financial Statements.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the filing we make under the Securities Exchange Act of 1934.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table is a list of our current directors, executive officers and key employees:

Name	Age	Position
Don F. Ahern	53	President, Chief Executive Officer, Chairman of the Board of Directors, Secretary and Treasurer
Howard L. Brown	64	Chief Financial Officer and Director
Evan B. Ahern	32	Executive Vice President, Chief Information Officer and Director
Mark J. Wattles	46	Director
P. Enoch Stiff	59	Director
Timothy N. Lotspeich	53	Senior Vice President of Risk Management and Transportation
Roy Allen Holland, Jr.	49	Vice President of Operations
Ronald L. Lyster	48	Vice President of Sales and Marketing
Richard L. Weaver	58	Vice President of Purchasing
Mark S. Brown	46	Vice President of Growth and Development
Bruce E. Bilyeu	54	Vice President of Facilities Management and Construction

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

Bruce E. Bilyeu has been our Vice President of Facilities Management and Construction since March 2005. He is responsible for supervising maintenance and renovation of our existing facilities and construction of our new facilities. Mr. Bilyeu has over 32 years of experience in the construction industry. From June 1995 to March 2005, Mr. Bilyeu served as our Facilities Manager with responsibilities similar to those he now has as a vice president. Prior to joining us, from August 1981 to June 1995, he was the President and sole stockholder of Building Dynamics, Inc., a provider of commercial and residential construction and remodeling services. From 1974 to August 1981, Mr. Bilyeu worked as an estimator and project manager for several general contractors in Las Vegas, Nevada.

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

ITEM 11.  EXECUTIVE COMPENSATION

Throughout this report, the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2006, as well our three other most highly compensated executive officers during 2006, are referred to as the “named executive officers.” These individuals are listed in the Summary Compensation Table on page 3. The following compensation discussion and analysis, executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the named executive officers for services provided to us in 2006 and their compensatory arrangements.

Compensation Discussion and Analysis

Overview, Philosophy and Objectives of Executive Compensation

The board of directors has authority to establish the salaries, bonuses and equity plan participation levels for the named executive officers. We do not have a separately designated compensation committee. The board of directors also has the authority to review and approve employment agreements, severance arrangements and retirement plans for the named executive officers and otherwise to review and approve our compensation plans. The board of directors evaluates the performance of the Chief Executive Officer and, with input from the Chief Executive Officer, evaluates the performance of the other named executive officers.

We compensate our named executive officers primarily through a combination of base salary and bonus. The primary objectives of the board of directors with respect to the compensation of the named executive officers are to attract, motivate and retain talented and dedicated executives and to foster a team orientation toward the achievement of company-wide business objectives. The board of directors’ compensation philosophy with respect to the named executive officers includes the following general elements: (1) providing base salaries and bonus targets within a market competitive range and (2) rewarding achievement of company financial performance objectives as well as individual managerial effectiveness.

Base Salary

The primary component of compensation of our executives is base salary. The base salary levels of our executives in 2006 were established based upon: (i) the individual’s background and circumstances, including experience and skills, (ii) our knowledge of competitive factors in our industry, (iii) the job responsibilities of the individual, (iv) our expectations as to the performance and contribution of the individual and our judgment as to the individual’s potential future value to us, (v) prior year salary levels, (vi) prior year performance, (vii) length of service and (viii) with respect to those executives other than the Chief Executive Officer, the recommendations of the Chief Executive Officer. In establishing the current base salary levels, we did not engage in any formal benchmarking activities or engage any outside compensation advisors.

The base salary of a named executive officers is intended to provide a competitive base level of pay for the services provided. We believe the fixed base annual salary levels of the named executive officers help us to retain qualified executives and provide a measure of income stability for the named executive officers that reduces pressure to take possibly excessive risks to achieve performance measures under incentive compensation arrangements. The base salaries of some named executive officers may be increased in 2007.

Bonus

All of the named executive officers are eligible for a bonus. In addition, certain employees who are viewed as having an opportunity to directly and substantially contribute to achievement of our short-term objectives are eligible for a bonus.

Our bonuses reward the named executive officers for achieving company financial performance objectives and for demonstrating individual leadership. We believe that, by providing a positive incentive and cash rewards, the bonus plays an integral role in motivating and retaining qualified executives. We also believe the allocation of base salary and incentive compensation opportunity for named executive officers generally represents a reasonable combination of fixed salary compared to variable incentive pay opportunity and reflects our goal of retaining and motivating our named executive officers.

All Other Compensation

Other compensation to the named executive officers in 2006 included eligibility to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans, which are available to employees generally. These payments and other benefits, the amounts of which are not material to us, provide additional compensation and benefits to the named executive officers.

Summary Compensation Table

		Annual Compensation		All Other	Total
Name and Principal Position	Year	Salary	Bonus	Compensation(1)	Compensation
Don F. Ahern President and Chief Executive Officer	2006	$624,000	$479,821	$—	$1,103,821
Howard L. Brown Chief Financial Officer	2006	180,000	150,000	4,200	334,200
Evan B. Ahern Executive Vice President and Chief Information Officer	2006	200,000	200,000	4,200	404,200
Timothy N. Lotspeich Vice President of Risk Management and Transportation	2006	100,000	165,000	—	265,000
Roy Allen Holland, Jr. Vice President of Operations	2006	120,000	175,000	2,380	297,380

(1)          This item consists of matching contributions by the Company to its 401(k) Plan on behalf of each of the named executives to match pre-tax elective deferral contributions (included under Salary) made by each to such plan. Participation in the 401(k) Plan is open to any employee age 21 or older who has been employed by us for at least 12 months and who completed at least 1,000 hours of service in the previous year. Subject to limitations contained in the Internal Revenue Code, participants may contribute 1% to 15% of annual compensation and the Company contributes 50% of the participant’s contribution not to exceed 2% of the participant’s annual compensation.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Comp ($)	Total ($)
Don F. Ahern	$0	$0	$0	$0
Howard L. Brown	0	0	0	0
Evan B. Ahern	0	0	0	0
Mark J. Wattles	0	0	0	0
P. Enoch Stiff	0	0	0	0

Our non-employee directors are entitled to receive $3,000 per day for each day they attend a board meeting in addition to travel and other expense reimbursement incidental to board meeting attendance. Each of our non-employee directors waived all amounts owed them on account of service on our board. Our directors who are employees do not receive separate compensation for service on our board of directors.

Compensation Committee Report

The board of directors has reviewed and discussed the “Compensation Discussion and Analysis” included in this report with management. Based on that review and discussion, the board of directors approved the “Compensation Discussion and Analysis” for inclusion in this report.

Don F. Ahern

Howard L. Brown

Evan B. Ahern

Mark J. Wattles

P. Enoch Stiff

Compensation Committee Interlocks and Insider Participation

During Fiscal 2006, the board of directors was comprised of Don F. Ahern, Howard L. Brown, Evan B. Ahern, Mark J. Wattles and P. Enoch Stiff. Mr. D. Ahern is our President and Chief Executive Officer, Mr. Brown serves as our Chief Financial Officer, and Mr. E. Ahern is an Executive Vice President and our Chief Information Officer. Mr. D. Ahern is primarily responsible for decisions regarding executive compensation. Neither of Mr. Wattles or Mr. Stiff is a current or former officer or employee. There are no interlocking Board memberships between our officers and any member of our board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock at December 31, 2006, by: (1) each person or entity who owns of record or beneficially 5% or more of any class of our voting securities; (2) each of our named executive officers and directors; and (3) all of our directors and executive officers as a group. Except as noted below, the address for each of the directors and named executive officers is at our principal executive offices c/o Ahern Rentals, Inc., 4241 South Arville Street, Las Vegas, Nevada 89103.

Shares Beneficially Owned(1)
Common Stock
Name	Number of Shares	Percentage of Class
Principal Shareholders, Executive Officers and Directors
Don F. Ahern(2)	970	97%
Howard L. Brown	—	—
Evan B. Ahern	—	—
Ronald L. Lyster, Jr.	—	—
Roy Allen Holland, Jr.	—	—
Enoch Stiff	—	—
Mark Wattles	—	—
Executive Officers and Directors as group (11 Persons)	970	97%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

DFA Family Limited Partnership

We lease the property that houses our principal executive offices from DFA Family Limited Partnership, of which Don F. Ahern, our President and Chief Executive Officer and a member of our board of directors, is the general partner and which is 1% owned by Don F. Ahern as trustee of the DFA Separate Property Trust and 49.5% owned by each of Don F. Ahern’s two children, including Evan B. Ahern, our Executive Vice President, Chief Information Officer and a member of our board of directors. Our lease payments to DFA Family Limited Partnership totaled $378,672 in 2006. The written lease agreement for this property provides for monthly lease payments of $32,341. Under the lease, the monthly payment increases annually by the greater of (a) 3% of the monthly payment for the prior year or (b) the percentage increase in the Consumer Price Index. The term of the lease continues until October 27, 2014.

DFA, LLC

We lease 22 of our rental branches, as well as our parts warehouse, our dispatch facility, our credit department facility and our payroll facility, from DFA, LLC, of which Don F. Ahern is the managing member and which is 1% owned by Don F. Ahern individually and 99% owned by Don F. Ahern as trustee of the DFA Separate Property Trust. Our aggregate lease payments to DFA, LLC totaled $3,161,430 in 2006. The aggregate monthly lease payments for the properties we lease from DFA, LLC was approximately $341,464 at December 31, 2006. We are party to a written lease agreement for each rental branch we lease from DFA, LLC. Under each lease, the monthly payment increases annually by the greater of (a) 3% of the monthly payment for the prior year or (b) the percentage increase in the Consumer Price Index. The term of each lease continues until October 27, 2014.

Don and Paul, LLC

We lease property housing our Bonanza Road, Las Vegas, Nevada rental facilities from Don and Paul, LLC (“DPLLC”), of which Don F. Ahern is the managing member and which is 85.5% owned by Don F. Ahern as trustee of the DFA Separate Property Trust and 14.5% owned by John Paul Ahern, Jr., Don F. Ahern’s brother. Our lease payments to DPLLC totaled $508,090 in 2006. The written lease agreement for this property provides for monthly lease payments of $43,395. Under the lease, the monthly payment increases annually by the greater of (a) 3% of the monthly payment for the prior year or (b) the percentage increase in the Consumer Price Index. The term of the lease continues until October 27, 2014.

Xtreme Manufacturing, LLC

We purchase forklifts and other equipment from Xtreme Manufacturing, LLC (“Xtreme”), of which Don F. Ahern is the managing member and which is 96.6% owned by Don F. Ahern as trustee of the DFA Separate Property Trust. We purchased approximately $29.0 million of equipment from Xtreme in 2006.

In addition, Xtreme’s employees participate in the health plans and the 401(k) retirement plan that we make available to our employees. Xtreme directly pays the costs associated with its employees’ participation in the 401(k) retirement plan and reimburses us for our costs associated with its employees’ participation in the medical and dental plans.

A&K 67, LLC

We have a verbal agreement for the part-time use of a boat owned by A&K 67, LLC, which is 25% owned by Don F. Ahern as trustee of the DFA Separate Property Trust. Our payments to A&K 67, LLC pursuant to this agreement totaled approximately $43,100 in 2006. The verbal agreement provides for monthly payments of approximately $3,590. The agreement is terminable on reasonable notice.

XFS, Inc.

XFS, Inc. (“XFS”), of which Don F. Ahern is President and which is wholly owned by Don F. Ahern as trustee of the DFA Separate Property Trust, engages in lease financing transactions in which XFS purchases equipment from us for the purpose of leasing the equipment to third-party lessees. XFS purchased $91,087 of equipment from us in 2006.

Hutt Aviation

We entered into an Aircraft Management and Operating Agreement (the “Aircraft Agreement”) with Hutt Aviation, Inc. (“Hutt”) in September 2006. Don F. Ahern, our President, Chief Executive Officer and Chairman of the board of directors, owns 50% of the outstanding capital stock of Hutt. Under the Aircraft Agreement, Hutt operates our Cessna CE-525 aircraft (the “Aircraft”) both for our use and for charter flights for others. We pay or reimburse Hutt for fees and expenses it incurs in operating the Aircraft, including without limitation flight crew salaries and benefits and crew training. Hutt pays us $1,400 per hour of time the Aircraft is used for charter flights for others.

Other

Don F. Ahern is a guarantor of our obligations under certain of our real property leases, a joint lessee on our ten-year aircraft operating lease and a co-obligor with respect to approximately $2 million of outstanding indebtedness we incurred in 2004 to finance our corporate aircraft.

Director Independence

The board of directors has determined that Mark Wattles and P. Enoch Stiff are independent under the standards set forth in NASDAQ Marketplace Rules 4200.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons.

Our policy is to require that any transaction with a related party required to be reported under applicable Securities and Exchange Commission rules, other than compensation-related matters, be reviewed and approved or ratified by a majority of independent, disinterested directors. We have not adopted procedures for review of, or standards for approval of, these transactions, but review these transactions on a case by case basis.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees for professional audit services rendered by our independent registered public accounting firm, Piercy, Bowler, Taylor & Kern for the audit of our annual financial statements for the years ended December 31, 2006 and 2005 and fees billed for other services rendered by Piercy, Bowler, Taylor & Kern.

	2005	2006
Audit Fees(1)	$93,636	$70,245
Audit-Related Fees(2)	81,229	31,010
Tax Fees(3)	34,715	19,436
Total	$209,850	$120,691

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

We do not have, nor are we required to have, an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors evaluates and approves in advance the scope and cost of any proposed services to be provided by an auditor before the auditor renders audit or non-audit services.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report

1.	Report of Independent Registered Public Accounting Firm
2.	Financial statements
Balance sheets
Statements of income and retained earnings
Statements of cash flows
3.	Notes to the financial statements
4.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

Report of Independent Registered Public Accounting Firm

Board of Directors

Ahern Rentals, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Ahern Rentals, Inc. as of December 31, 2006 and 2005, and the related statements of income, retained earnings and cash flows for each of the three years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ahern Rentals, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants & Business Advisors
A Professional Corporation
Las Vegas, Nevada
March 23, 2007

AHERN RENTALS, INC.

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Cash	$1,684,467	$1,695,531
Accounts receivable, net of allowance of $1,777,843 and $1,707,468	43,881,043	37,071,240
Inventories	22,877,734	13,915,384
Rental equipment, net	392,084,311	262,842,720
Other property and equipment, net	35,735,561	27,699,723
Debt issuance costs, net of amortization	9,218,931	10,836,936
Other	4,045,890	3,118,927
	$509,527,937	$357,180,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Revolving credit facility	$201,191,138	$93,417,105
Accounts payable	42,231,691	17,431,929
Accrued expenses	17,345,029	14,108,803
Note payable	2,137,616	2,305,892
Second priority senior secured notes	200,000,000	200,000,000
	462,905,474	327,263,729

Stockholders’ Equity
Common stock, no par, 25,000 shares authorized, 1,000 shares issued andoutstanding	5,915,214	5,915,214
Retained earnings	40,707,249	24,001,518
	46,622,463	29,916,732
	$509,527,937	$357,180,461

See notes to financial statements

AHERN RENTALS, INC.

STATEMENTS OF INCOME AND RETAINED EARNINGS

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
REVENUES
Equipment rentals and related	$236,854,896	$179,858,132	$136,402,114
Sales of rental equipment	16,600,071	11,379,464	7,255,773
Other	12,651,345	12,478,538	11,411,338
	266,106,312	203,716,134	155,069,225
COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent of $2,821,921, $2,465,720 and $1,577,520	92,046,610	75,139,147	61,086,294
Depreciation, rental equipment	54,183,466	36,900,504	28,411,875
Cost of rental equipment sold	11,456,548	8,196,968	5,210,540
Other	9,163,040	9,968,582	8,803,792
	166,849,664	130,205,201	103,512,501

GROSS PROFIT	99,256,648	73,510,933	51,556,724

OPERATING EXPENSES
Selling, general, and administrative, including related party rent of $1,226,271, $913,048 and $836,450	37,038,952	30,417,105	22,961,042
Non-rental equipment depreciation and amortization	5,949,047	4,322,494	3,005,865
	42,987,999	34,739,599	25,966,907

OPERATING INCOME	56,268,649	38,771,334	25,589,817

OTHER INCOME (EXPENSE)
Interest expense	(31,152,343)	(24,401,557)	(13,521,469)
Loss on debt extinguishment	—	(8,986,690)	(1,966,516)
Interest income	130,726	162,306	164,434
Other income (expense)	(71,527)	51,416	22,743

NET INCOME	$25,175,505	$5,596,809	$10,289,009
RETAINED EARNINGS, BEGINNING OF PERIOD	$24,001,518	$18,404,709	$13,831,734
Net income	25,175,505	5,596,809	10,289,009
Distributions	(8,469,774)	—	(5,716,034)
RETAINED EARNINGS, END OF PERIOD	$40,707,249	$24,001,518	$18,404,709

See notes to financial statements

AHERN RENTALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
OPERATING ACTIVITIES:

Net income	$25,175,505	$5,596,809	$10,289,009
Adjustments to reconcile net income to net cash
provided by operating activities:
Gross profit on disposition of rental equipment and other property and equipment	(5,071,996)	(3,233,912)	(2,067,976)
Depreciation and amortization of rental equipment and other property and equipment	60,132,513	41,222,998	31,417,740
Amortization of deferred gain and rent payments	—	(1,234,430)	(1,489,394)
Amortization of debt issuance costs	1,847,098	1,795,656	392,234
Non-cash loss on debt extinguishment	—	2,644,451	379,348
Bad debts	261,367	943,818	694,151
Non-cash interest	—	1,326,419	387,917
Changes in operating assets and liabilities:
Accounts receivable	(7,071,170)	(9,333,365)	(7,851,017)
Inventories	(8,962,350)	(6,561,029)	959,648
Other	(918,556)	818,681	(1,035,358)
Accounts payable, other	24,799,762	10,591,007	834,485
Accrued expenses	3,236,226	7,555,826	677,652
Net cash provided by operating activities	93,428,399	52,132,929	33,588,439

INVESTING ACTIVITIES:
Purchases of rental equipment	(195,156,723)	(109,761,047)	(18,899,149)
Purchases of other property and equipment	(14,255,147)	(11,038,856)	(2,158,005)
Early buyout of rental equipment under sale/leaseback	—	(21,612,615)	—
Refund of deposit under sale/leaseback	—	8,731,065	—
Proceeds from sales of rental equipment and other property	17,073,924	11,723,606	7,670,420
Advances to shareholders and affiliate	—	—	(11,601,250)
Collections from shareholders and affiliate	—	1,007,201	11,969,772
Net cash used in investing activities	(192,337,946)	(120,950,646)	(13,018,212)

FINANCING ACTIVITIES:
Proceeds from borrowings	386,449,211	488,161,601	374,825,382
Repayment of borrowings	(278,843,454)	(411,476,222)	(385,382,577)
Debt issuance costs paid	(237,500)	(7,085,952)	(8,470,253)
Distributions	(8,469,774)	—	(1,346,721)
Net cash provided by (used in) financing activities	98,898,483	69,599,427	(20,374,169)
NET INCREASE (DECREASE) IN CASH	(11,064)	781,710	196,058
CASH, BEGINNING OF PERIOD	1,695,531	913,821	717,763
CASH, END OF PERIOD	$1,684,467	$1,695,531	$913,821

See notes to financial statements

AHERN RENTALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

1. Nature of business and summary of significant accounting policies:

Basis of presentation. The nature of the Company’s business is such that short-term obligations are typically met by cash flow generated from long-term assets. Therefore, the balance sheets are presented on an unclassified basis consistent with equipment rental industry practice.

Management has evaluated the circumstances attendant to its relationships with its affiliated lessors and other related parties described in Notes 5 and 6 and concluded that none of these entities qualify as either a “variable interest entity” (VIE), as defined in Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, or an “implicit VIE,” as described in FASB Staff Position FIN 46R-5 and, accordingly, are not considered for consolidation.

Nature of business. The Company operates a comprehensive equipment rental and sales business servicing a customer base that includes construction and industrial companies, municipalities, manufacturers, utilities, homeowners and others in Nevada, California, Arizona, Texas, Colorado, Utah, Oregon, New Mexico and New Jersey. Each of the Company’s 34 equipment rental and sales branches is considered a separate profit center. All profit centers are aggregated into one reportable segment because they offer similar products and services in similar markets and the factors that influence management’s strategic decisions are comparable.

Concentrations. Realization of the Company’s receivables (which are uncollateralized) and its future operations, could be affected by adverse changes in economic conditions in Las Vegas, Nevada and elsewhere in the southwestern United States, particularly in the construction industry. Approximately 35%, 37%, and 38% of the Company’s total revenues were generated in Las Vegas during 2006, 2005, and 2004, respectively. An additional 35%, 35%, and 36% were generated in California.

The Company manages its concentrations of credit risk by evaluating the credit worthiness of customers before credit is extended and monitoring it thereafter. When material amounts of credit are extended to a single customer in connection with a construction project, the Company usually has the right to, and does, lien the project if the customer fails to pay. In establishing an allowance for doubtful collection, the Company considers the financial condition of each customer, the relative strength of the Company’s legal position and the cost of related proceedings, and general economic conditions. The maximum losses that the Company would incur if a customer failed to both pay amounts owed and return the rental equipment would be limited to the recorded amount due after any allowances provided, plus the carrying value of the related equipment less insurance recovery, if any.

Use of estimates. Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts, some of which may require revision in future periods, including the estimated useful lives and salvage values of property and equipment, the allowance for doubtful accounts, and accruals related to the Company’s self-insurance programs.

Inventories. Inventories (Note 2) are valued at the lower of market or cost determined by the average cost method, except for new serialized equipment units held for sale, the cost of which is determined using the specific identification method.

Property and equipment and depreciation and amortization. Property and equipment, including revenue-producing rental equipment (Note 3), is stated at cost. Depreciation and amortization is provided by the straight-line method to an estimated salvage value over the estimated useful lives of the assets, typically 3-10 years which for leasehold improvements (which are not material) is limited to the lease term.

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

Debt issuance costs. Costs relating to borrowings are deferred and amortized to interest expense using the straight line method, which does not differ materially from the effective interest method, over the terms of the related borrowings. As of December 31, 2006 and 2005, debt issuance costs shown in the accompanying balance sheet are net of accumulated amortization of $3,424,445 and $1,577,347, respectively.

Advertising. Advertising costs are charged as incurred to selling, general, and administrative operating expenses and amounted to $372,150, $346,510, and $270,026 for 2006, 2005, and 2004, respectively.

Legal defense costs. Legal and related defense costs in connection with pending or threatened litigation or other disputes, if any, are not included in accruable estimated losses but rather are recorded as period costs when they are incurred.

Accounts payable. Checks payable to vendors are written from our zero balance controlled disbursements bank account and remain classified as accounts payable until cleared by our bank. Checks released but uncleared and included in accounts payable at December 31, 2006 and 2005 were approximately $15.5 million and $2.0 million, respectively.

2. Inventories:

Inventories, excluding used equipment held for rental (Note 3), consist of the following as of December 31:

	2006	2005
Equipment	$12,695,100	$6,867,820
Parts	9,603,908	6,501,650
Accessories	578,726	545,914
	$22,877,734	$13,915,384

3. Property and equipment:

	2006	2005
Revenue-producing rental equipment	$563,844,938	$393,791,753
Less accumulated depreciation	(171,760,627)	(130,949,033)
Rental equipment, net	$392,084,311	$262,842,720

Trucks, other equipment and leasehold improvements	$58,856,408	$46,394,808
Construction in progress	148,368	183,940
	59,004,776	46,578,748
Less accumulated depreciation and amortization	(23,269,215)	(18,879,025)
Property and other equipment, net	$35,735,561	$27,699,723

4.   Debt:

Revolving Credit Facility.  The Company has a senior secured revolving credit facility with a group of institutional lenders providing for an aggregate commitment of up to $250 million subject to a borrowing base test of eligible accounts receivable, rental equipment, transportation equipment and inventories.  This facility is secured by a first priority security interest in substantially all of the Company’s existing and future acquired assets.  Borrowings accrue interest at either (a) prime rate plus zero to 50 basis points for prime rate loans, or at the Company’s option (b) London Interbank Offered Rate (“LIBOR”) plus 175 to 225 basis points for LIBOR based loans; the rates charged will fluctuate within these ranges depending on the Company’s leverage ratio.  As of December 31, 2006, the Company had unused availability of approximately $48.5 million.  The weighted average interest rate for 2006, 2005, and 2004 was 7.2%, 6.3%, and 6.1%, respectively.  This facility matures August 21, 2011; it originated in October 2004 when the Company refinanced approximately $197.2 million of prior debt with a combination of this revolving credit facility and an additional $90 million in second lien notes payable to a commercial lender which bore interest at 14.5% annually,  payable monthly in cash at the rate of 12% plus 2.5% “in kind” through the issuance of additional notes (See also Note 9).

Second Priority Senior Secured Notes.  On August 18, 2005, the Company issued $200 million principal amount of 9¼ % Second Priority Senior Secured Notes (“Second Priority Notes”) under an indenture, the proceeds of which were used to (1) pay off the then remaining balance of the second lien note obligations described above approximating $99 million, including prepayment penalties, (2) pay down the revolving credit facility by approximately $85 million, (3) pay off other debt totaling approximately $10 million, and (4) pay fees and expenses of approximately $6 million. As a result of this transaction, the Company recorded a loss on debt extinguishment of approximately $8.9 million comprised of prepayment penalties of $6.3 million and the write off of unamortized debt issuance costs of $2.6 million related to old debt (See also Note 9).

The Second Priority Notes are due August 15, 2013, bear interest at 9¼ % payable semi-annually on each February 15 and August 15 and are secured on a second priority basis, behind the Revolving Credit Facility, by substantially all of the Company’s existing and future acquired assets.

All debt outstanding at the end of 2006 and 2005 (other than Revolving Credit Facility, Second Priority Notes, and second lien notes), is (or was) collateralized by equipment and payable in equal periodic (primarily monthly) payments of principal and interest. The effective annual interest rate on such other debt ranged from 4.8% to 8.4%.

Note payable consists of an aircraft note and an immaterial capital lease obligation.

Maturities of debt, including the Revolving Credit Facility, as of December 31, 2006, are as follows:

		Pro forma(1)
2007	$143,743	$143,743
2008	150,151	150,151
2009	156,846	156,846
2010	163,839	163,839
2011	201,362,282	109,976,798
Thereafter	201,351,893	291,351,893
	$403,328,754	$401,943,270

(1)          after giving retroactive effect to the refinancing described in Note 9

5.   Related party transactions:

Changes in amounts due from shareholders and affiliate consist of advances to principal shareholders and entities they control as follows for 2005:

2005
Balances, January 1	$1,007,201
Collections	(1,007,201)
Balances, December 31	$—

Other related party transactions. The Company purchases forklifts and certain other equipment from an entity controlled by the Company’s majority shareholder. In addition, the affiliate’s employees participate in the Company’s employee benefit programs, including its workers’ compensation program, and the affiliate pays its costs related thereto. During 2006 and 2005, the Company purchased from the affiliate approximately $29.0 million and $13.4 million of equipment, respectively.

The indenture that governs the Company’s notes restricts its ability to pay dividends. Generally, the Company can pay (1) up to fifty percent of its cumulative net income for the period commencing October 1, 2005 to the end of its most recently completed fiscal quarter, and (2) an additional amount up to $5 million in the aggregate over the life of the indenture. In 2006 and 2005, the Company paid dividends of $8,469,774 and $0, respectively, to its shareholders.

The Company also provides certain administrative services at no cost for the non-rental equipment related operations of other commonly-owned affiliates (Note 6).

See Note 6 also regarding related party leases and a lease guarantee.

6.   Commitments and contingencies:

Related party operating leases.  The Company leases property from a partnership owned and controlled by Don F. Ahern and members of his family. Also, the Company leases the majority of the real estate used in the Company’s equipment rental operations from commonly-controlled affiliates.  These leases provide for annual rent increases equal to the greater of 3% or the consumer price index, as defined, and generally expire October 27, 2014, with no renewal provisions. The aggregate annual payment commitment under all related party leases as of December 31, 2006 is approximately $4.8 million. In addition, the Company is responsible for any maintenance costs under the leases.

Other operating leases.  In April 2006, the Company entered into a ten-year operating lease agreement for a corporate aircraft.  The aggregate annual rental commitment at December 31, 2006 is $547,153.  The monthly rental payment floats with changes in the 30-day LIBOR rate.  There are early buyout options in years 3 and 9 based on a percentage of the original cost of the aircraft, and the buyout option at the end of the lease is at fair market value.  The Company’s principal officer and majority shareholder is a joint lessee and effectively a guarantor in this agreement.

In September 2005, the Company repurchased all of the remaining rental equipment under lease for $21.6 million and terminated the lease. The lease originated in 2003, when the Company sold certain rental equipment for an approximate $6.8 million gain to General Electric Capital Corporation (GE) and leased it back. The gain was deferred and was being amortized over the 62-month lease term until termination of the lease, when GE refunded to the Company its remaining deposit balance of $8.7 million. The Company recorded the repurchased equipment at $17.9 million which represents the $21.6 million acquisition price of the equipment reduced by $3.7 million of then unamortized deferred gain, and approximated fair value.

Future obligations over the primary terms of the Company’s long-term related party and other operating leases as of December 31, 2006, are as follows:

Year ending December 31,	Related party	Other	Total
2007	$4,787,221	$1,547,397	$6,334,618
2008	4,907,354	927,259	5,834,613
2009	5,054,548	910,882	5,965,430
2010	5,206,166	877,256	6,083,422
2011	5,362,336	822,371	6,184,707
Thereafter	16,070,740	2,331,801	18,402,541
Total	$41,388,365	$7,416,966	$48,805,331

The Company incurred a total of $5,229,351, $6,711,570, and $7,388,562 in operating lease rent expense during 2006, 2005, and 2004, including $4,048,192, $3,378,768, and $2,413,970, respectively, in connection with the related party leases.

Company sponsored profit-sharing plan. The Company maintains a defined contribution plan qualified under IRS regulation 401 (k). Participation in the plan is limited to full-time employees with a minimum of one year of service, and at least 21 years of age. Contributions to the plan are made annually at the discretion of management.  For the operating periods presented, contributions were not material.

Miscellaneous legal matters. The Company is currently a defendant in certain legal matters arising in the ordinary course of business. In the opinion of management, the outcome of these actions should not have a material effect on the future financial position, results of operations or cash flows of the Company. Since the Company is unable to reasonably estimate losses, if any, to be incurred, no estimated losses are accrued as of December 31, 2006.

7. Fair value of financial instruments:

The carrying amounts at December 31, 2006, for cash,  and short-term and long-term debt, excluding the Second Priority Notes, approximate their fair market values due to the short maturity of these instruments, or because the related interest rates approximate current market rates. The estimated fair market value of the Second Priority Notes was $208.5 million based on quoted market prices; the carrying amount was $200 million.

8. Supplemental cash flow information

	2006	2005	2004
Noncash financing and investing activities
Rental equipment acquired with debt			$51,149,261
Other property and equipment acquired with debt			6,625,177
			$57,774,438
Unamortized deferred gain and rent payments recognized as a reduction of the acquisition price of repurchased rental equipment subject to prior sale/leaseback		$3,746,864

Distribution of amounts receivable to shareholders			$4,369,313

Cash paid for interest	$28,402,760	$16,249,982	$12,812,942

9.                Subsequent event

On January 17, 2007, the Company issued $90.0 million aggregate principal amount of 9 ¼% Second Priority Senior Secured Notes due 2013 under our August 18, 2005 indenture. The net proceeds from this transaction of approximately $91.4 million, after deducting fees and expenses of approximately $2 million, were used to pay down a portion of amounts outstanding under the credit facility. The Company filed a Registration Statement on Form S-4 with the SEC to register an offering of notes in exchange for the notes the Company issued on January 17 and the SEC declared it effective on March 9, 2007. The form and terms of the new notes are identical in all material respects to the form and terms of the notes the Company issued on January 17, except for transfer restrictions and registration rights relating only to the January 17 notes. On March 12, 2007, the Company commenced an offer to exchange these new notes for the January 17 notes. The scheduled expiration date of the offer is Midnight, New York City Time, on April 6, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2007.

AHERN RENTALS, INC.

By:	/s/ DON F. AHERN
Don F. Ahern
Chairman of the Board, Chief Executive
Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2007.

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

Ahern Rentals, Inc. is not required to nor does it intend to furnish an Annual Report or a Proxy Statement to security holders.

INDEX TO EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Registrant.(1)
3.2	Amended and Restated Bylaws of Registrant.(1)
4.1	Indenture, dated as of August 18, 2005, between Registrant, as Issuer, and Wells Fargo, N.A., as Trustee.(1)
4.2	Registration Rights Agreement, dated as of January 17, 2007, by and among the Registrant, CIBC World Markets Corp. and Banc of America Securities LLC.(2)
4.3

Amended and Restated Loan and Security Agreement, dated as of August 18, 2005, among the Registrant, Bank of America, N.A. as Administrative Agent, Wachovia Bank, National Association as Collateral Agent, and Bank of America, N.A., Wachovia Bank, National Association, Keybank National Association, PNC Bank, National Association and Comerica Bank, as lenders.(1)

4.4	Amendment No. 1, dated as of August 21, 2006, to Amended and Restated Loan and Security Agreement, dated as of August 18, 2005.(3)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act).
31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated herein by reference to our Registration Statement on Form S-4, File No. 333-128688, filed with the SEC on September 29, 2005.

(2)          Incorporated herein by reference to our Registration Statement on Form S-4, File No. 333-141011, filed with the SEC on  March 1, 2007.

(3)          Incorporated herein by reference to our Current Report on Form 8-K, filed with the SEC on August 25, 2006.