Form 10-Q
period 2007-03-31
AHERN RENTALS INC
filed 2007-05-15
CIK 1337913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2007
Common Stock, no par value per share	1,000 shares

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

AHERN RENTALS, INC.

PART I                       FINANCIAL INFORMATION

ITEM 1.                    CONDENSED FINANCIAL STATEMENTS

AHERN RENTALS, INC.

Balance Sheets

March 31, 2007 and December 31, 2006

	MARCH 31,	DECEMBER 31,
	2007	2006
	(Unaudited)
ASSETS
Cash	$1,487,748	$1,684,467
Accounts receivable, net of allowance of $1,629,679 and $1,777,843	40,730,187	43,881,043
Inventories	22,162,467	22,877,734
Rental equipment, net	409,917,323	392,084,311
Other property and equipment, net	39,340,237	35,735,561
Debt issuance costs, net of amortization	10,768,753	9,218,931
Other	3,082,412	4,045,890
	$527,489,127	$509,527,937

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Revolving credit facility	$136,999,995	$201,191,138
Accounts payable	39,458,041	42,231,691
Accrued expenses	14,025,877	17,345,029
Note payable	2,102,266	2,137,616
Second priority senior secured notes	293,268,195	200,000,000
	485,854,374	462,905,474

Stockholders’ Equity

Common stock, no par, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915,214	5,915,214
Retained earnings	35,719,539	40,707,249
	41,634,753	46,622,463
	$527,489,127	$509,527,937

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Income and Retained Earnings (Unaudited)

Three-Month Periods Ended March 31, 2007 and 2006

	2007	2006
REVENUES

Equipment rentals and related	$63,524,684	$49,554,578
Sales of rental equipment	4,230,304	3,187,899
Other	3,406,861	2,839,133

Total	71,161,849	55,581,610

COST OF REVENUES

Cost of equipment rental operations, excluding depreciation, including related party rent expense of $832,024 and $620,859	25,424,188	20,116,410
Depreciation, rental equipment	16,451,416	11,823,037
Cost of rental equipment sold	2,866,538	2,059,384
Other	2,531,242	2,136,506

Total	47,273,384	36,135,337

GROSS PROFIT	23,888,465	19,446,273

OPERATING EXPENSES

Selling, general, and administrative, including related party rent expense of $467,157 and $310,653	10,105,780	7,605,446
Non-rental equipment depreciation and amortization	1,687,470	1,362,703

Total	11,793,250	8,968,149

OPERATING INCOME	12,095,215	10,478,124

OTHER INCOME (EXPENSE)

Interest expense	(9,595,823)	(6,926,766)
Other, net	22,516	64,754

NET INCOME	$2,521,908	$3,616,112

RETAINED EARNINGS, BEGINNING OF PERIOD	$40,707,249	$24,001,518

Net income	2,521,908	3,616,112
Distributions	(7,509,618)	(3,391,636)

RETAINED EARNINGS, END OF PERIOD	$35,719,539	$24,225,994

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Cash Flows (Unaudited)

Three-Month Periods Ended March 31, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES:

Net income	$2,521,908	$3,616,112
Adjustments to reconcile net income to net cash provided by operating activities:
Gross profit on disposition of rental equipment and other property and equipment	(1,359,744)	(1,156,127)
Depreciation and amortization of property and equipment	18,138,886	13,185,740
Amortization of debt issuance costs	479,531	488,477
Amortization of premium on senior secured notes	(106,805)	—
Bad debts	(137,615)	71,472

Changes in operating assets and liabilities:
Accounts receivable	3,288,471	2,834,188
Inventories	715,267	(716,611)
Other	963,478	377,698
Accounts payable	(2,773,650)	7,709,379
Accrued expenses	(3,319,152)	(5,230,547)
Net cash provided by operating activities	18,410,575	21,179,754

INVESTING ACTIVITIES:

Purchases of property and equipment	(42,679,518)	(39,782,536)
Proceeds from sales of property and equipment	4,462,688	3,263,983
Net cash used in investing activities	(38,216,830)	(36,518,553)

FINANCING ACTIVITIES:

Proceeds from borrowings	201,997,495	81,074,176
Repayment of borrowings	(172,848,988)	(63,049,785)
Debt issuance costs paid	(2,029,353)	—
Dividends	(7,509,618)	(3,391,636)
Net cash provided by financing activities	19,609,536	14,632,755
NET DECREASE IN CASH	(196,719)	(706,044)
CASH, BEGINNING OF PERIOD	1,684,467	1,695,531
CASH, END OF PERIOD	$1,487,748	$989,487

See notes to financial statements.

AHERN RENTALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

1.   Basis of presentation

The accompanying unaudited interim financial statements are prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2007, and for all periods presented.  These unaudited financial statements should be read in conjunction with the Company’s 2006 Form 10-K from which the balance sheet information as of December 31, 2006 is derived.  Interim operating results are not necessarily indicative of operating results to be expected for the full year.

2.   Related party transactions

During the three-month periods ended March 31, 2007 and 2006, the Company purchased approximately $10.8 million and $5.8 million of equipment, respectively, from Xtreme Manufacturing, LLC, an entity controlled by the Company’s principal executive officer and majority shareholder.

On March 31, 2007, the Company paid a dividend of $7,509,618 to its shareholders.

3.   Registered Second Priority Senior Secured Notes

On January 17, 2007, the Company issued in a private placement $90 million aggregate principal amount of 9 1/4 % Second Priority Senior Secured Notes due 2013 under its August 18, 2005 indenture.  The net proceeds from this transaction of approximately $91.4 million, after deducting fees and expenses of approximately $2 million, were used to repay a portion of amounts outstanding under the Company’s revolving credit facility.  On April 6, 2007, the Company completed a registered exchange offer pursuant to which all of the privately placed notes were exchanged for identical notes registered under the Securities Act of 1933.

4.   Contingencies

The Company is a defendant in legal proceedings arising in the ordinary course of business.  The outcome of these proceedings is not subject to estimation at this time but is not expected to have a material adverse effect on the future financial condition, results of operations or cash flows of the Company, and, therefore, no estimated losses are accruable as of March 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this quarterly report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 contained in our 2006 Form 10-K.

Overview

Through our network of 39 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities.  The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools.  Accordingly, our business is capital intensive, and our profitability and cash flows depend upon the availability and terms of financing.  See “Liquidity and Capital Resources.”

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate.  For financial reporting purposes, our revenues are divided into three categories:

•      Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel.  For the quarter ended March 31, 2007, revenues from equipment rentals and related accounted for approximately 89% of our total revenues.  Of equipment rentals and related revenues in that period, 68% were attributable to rentals of high reach equipment, 20% to rentals of general rental equipment, including ground engaging equipment, and 12% to rental related revenues.

•      Sales of rental equipment includes revenues from the sale of our used rental equipment.  For the quarter ended March 31, 2007, these revenues accounted for approximately 6% of our total revenues.

•      Other is primarily revenues from the sale of new equipment, merchandise and supplies.  For the quarter ended March 31, 2007, these revenues accounted for approximately 5% of our total revenues.

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

•      Depreciation on rental equipment.

•      Cost of rental equipment sold, which represents the net book value of rental equipment sold.

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

Recent Developments

In April 2007, we opened our 39th branch, located in Richfield, Utah.  We lease the real property on which this branch is located from DFA, LLC, an entity controlled by Don F. Ahern, our chief executive officer and majority shareholder.

Results of Operations

Three Months Ended March 31, 2007 (“2007”) Compared to the Three Months Ended March 31, 2006 (“2006”).

Revenues

Revenues in 2007 increased 28%, or $15.6 million, over 2006.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2007 increased 28%, or $14.0 million, over 2006.  These revenues accounted for 89% of total revenues in both 2007 and 2006.  The increased revenues were the result of an increase in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $580 million in 2007 from $411 million in 2006, offset slightly by a decrease in our average dollar utilization to 44% in 2007 from 48% in 2006.  Although average rental rates increased 1%, average time utilization of our high reach equipment decreased to 67% in 2007 compared to 69% in 2006.

Sales of rental equipment.  Sales of rental equipment in 2007 increased 33%, or $1.0 million, over 2006.  This increase is attributed to the growth in our rental fleet as well as the strong retail and secondary market demand for rental equipment.

Other revenues.  Other revenues in 2007 increased 20%, or $0.6 million, over 2006 due to increases in warranty income and in sales of parts and merchandise due to the increased size of our rental fleet.

Cost of Revenues

Cost of revenues in 2007 increased 31%, or $11.1 million, over 2006.  As a percentage of revenues, cost of revenues was 66% in 2007 and 65% in 2006.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2007 increased 26%, or $5.3 million, over 2006 due mainly to increased payroll costs, repairs and maintenance, fuel and vehicle expenses in support of the increased size of our fleet.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 40% in 2007 and 41% in 2006 due mainly to economies of scale realized in payroll costs, and repairs and maintenance costs related to the branch locations.

Depreciation, rental equipment.  Depreciation, rental equipment in 2007 increased 39%, or $4.6 million, over 2006 due to the increased investment in our rental fleet described previously under the caption “–Revenues –Equipment rentals and related revenues.”

Cost of rental equipment sales.  Cost of rental equipment sales in 2007 increased 39%, or $0.8 million, over 2006 principally as a result of the 33% increase in sales of rental equipment described under the caption “–Revenues –Sales of rental equipment.”  However, the main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 68% and 65% of the selling price in 2007 and 2006, respectively.

Other.  Other cost of revenues in 2007 increased 18%, or $0.4 million, over 2006.  This increase is principally related to the increase in other revenues described under the caption “–Revenues –Other.”

Selling, General and Administrative

SG&A in 2007 increased 33%, or $2.5 million, over 2006.  The increase relates to payroll costs, travel and entertainment costs, legal fees, and other miscellaneous administrative costs.  However, as a percentage of total revenues, SG&A was the same for both 2007 and 2006 at 14%.

Non-Rental Equipment Depreciation and Amortization

Non-rental equipment depreciation and amortization in 2007 increased 24%, or $0.3 million, over 2006.  This is due to an increased investment in non-rental equipment to an average original cost of $62 million in 2007 compared to $48 million in 2006.

Other Expense, Net

Other expense, net in 2007 increased 40%, or $2.7 million, from 2006 due almost entirely to interest expense due to a modest increase in average interest rates and higher average debt balances to fund the growth in our fleet of rental and non-rental equipment.  Average debt balances increased to approximately $427 million in 2007 compared to $303 million in 2006.  Our weighted average interest rate increased to 8.6% in 2007 compared to 8.5% in 2006.  See “—Liquidity and Capital Resources.”

Liquidity and Capital Resources

Indebtedness

Credit Facility.  We have a $250 million revolving credit facility secured by a first priority interest in substantially all of our existing and future acquired assets.  As of March 31, 2007, we had $137.0 million outstanding and $112.7 million of unused availability under the credit facility.  This credit facility is used to finance ongoing working capital needs, capital expenditures, and general corporate purposes.  Cash flow from operations and net proceeds from the sale of our used rental equipment are applied to reduce borrowings under our credit facility, and our expenditures for rental equipment and other property and equipment increase borrowings under our credit facility.  As of March 31, 2007, the credit facility had a weighted average interest rate of 7.1% per annum.  The credit facility matures August 21, 2011.

Second Priority Senior Secured Notes.  At March 31, 2007, we had outstanding $290 million principal amount of 9 1/4% Second Priority Senior Secured Notes (the “Second Priority Notes”).  These notes are due August 15, 2013 and are secured on a second priority basis, behind the credit facility, by substantially all of our existing and future acquired assets.

As of March 31, 2007, our weighted average interest rate was approximately 8.6% and our debt totaled $429.1 million.

Adequacy of Capital Resources

Our business is capital intensive.  We purchase new equipment both to expand the size and maintain the age of our rental fleet.  For the three months ended March 31, 2007 and 2006, we had total expenditures on new rental equipment of $37.1 million and $36.8 million, respectively.  If demand for rental equipment from our customers remains strong, we expect the rate of expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment will remain constant or increase.

We manage our liquidity using cash management practices that project our future sources and uses of cash taking into consideration the contractual requirements of our financing agreements.  Our principal existing sources of cash are generated from operations and from the sale of rental equipment and borrowings under our credit facility.  Our current and expected long-term cash requirements consist primarily of expenditures to fund operating activities and working capital, to purchase new rental equipment, and to meet debt service obligations.

On January 17, 2007, we issued $90 million aggregate principal amount of Second Priority Notes.  The net proceeds from this transaction of approximately $91.4 million, after deducting fees and expenses of approximately $2 million, were used to repay a portion of amounts outstanding under our revolving credit facility.

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

Sources and uses of cash.  During the three months ended March 31, 2007, we generated cash from operations of $18.4 million, cash from sales of rental equipment and other property of $4.5 million, and proceeds from borrowings of $202.0 million.  We used cash of $42.7 million during this period principally to purchase rental equipment and other property, we repaid borrowings of $172.8 million, paid debt issuance costs of $2.0 million and we made dividend distributions to our shareholders of $7.5 million.

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

	Three Months Ended March 31
	2007	2006

EBITDA	$30,256,617	$23,728,618
EBITDA margin	42.5%	42.7%

	Twelve Months Ended March 31, 2007

EBITDA	$122,988,360
EBITDA margin	43.7%
Debt to EBITDA ratio	3.49	x

The tables below provide reconciliations of net income and EBITDA for the periods indicated.

	Three Months Ended March 31
	2007	2006
Net income	$2,521,908	$3,616,112
Interest expense	9,595,823	6,926,766
Depreciation, rental equipment	16,451,416	11,823,037
Non-rental equipment depreciation and amortization	1,687,470	1,362,703
EBITDA	$30,256,617	$23,728,618

Twelve Months Ended March 31, 2007

Net income	$24,081,301
Interest expense	33,821,400
Depreciation, rental equipment	58,811,845
Non-rental equipment depreciation and amortization	6,273,814
EBITDA	$122,988,360

Recent Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48 (FIN48), “Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109,” which deals with the accounting for uncertainty in income taxes.  FIN 48 is effective for the quarter ended March 31, 2007.  Although FIN 48 applies in some respects to “flow-through” entities such as the Company, it does not have any effect on our financial position or results of operations.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)” (“EITF 06-03”).  The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure.  EITF 06-03 is effective for our fiscal year beginning January 1, 2007.  Sales tax amounts collected from customers have been recorded on a net basis.  The adoption of EITF 06-03 did not have any effect on our financial position or results of operations.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair market value of our long-term fixed interest rate debt at March 31, 2007 was $302.7 million; its carrying value was $290.0 million.  Fair market values were determined from quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test.  Borrowings under the credit facility bear interest at a rate equal to an applicable margin percentage plus either LIBOR or the prime rate.  The applicable margin percentage varies from 175 to 225 basis points for LIBOR-based loans and zero to 50 basis points for prime rate loans.  In addition, our credit facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line.  An increase in interest of 100 basis points would increase our annual interest expense by $1.4 million based on $137.0 million, which was the amount outstanding under our credit facility as of March 31, 2007.

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

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

We are party to various litigation matters in the ordinary course of our business.  We cannot estimate our ultimate legal and financial liability with respect to our pending litigation matters at this time.  However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.               RISK FACTORS

Our business, our Second Priority Notes (our “notes”) and our financial performance are subject to the following risks.  If any of the circumstances described in these risk factors occurs, our business, results of operations or financial condition would likely suffer and the value of our outstanding notes could be adversely affected.

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

•       adverse weather conditions or natural disasters;

•       terrorism or hostilities involving the United States; and

•       an increase in the cost of construction materials.

Our operating results are highly dependent on the strength of the Las Vegas economy.  In 2004, 2005 and 2006, the percentage of our total revenues attributable to our Las Vegas operations was 37.8%, 37.4%, and 35.0%, respectively.  For the three months ended March 31, 2007, 35.9% of our total revenues were attributable to our Las Vegas operations.  Any weakness in the Las Vegas economy could have a material adverse effect on our operations.

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

Competition could adversely affect our revenues and operating results by decreasing our market share or depressing the rental rates and prices we can charge.  We believe rental rates are one of the primary competitive factors in the equipment rental industry.  From time to time, we or our competitors may attempt to compete aggressively by lowering rental rates or prices.  To the extent we lower rental rates or prices to attempt to increase or regain market share, our operating margins would be adversely impacted.  In some cases, we may not be able to or may choose not to match a competitor’s rate or price reductions.  If we do not, we may lose market share, resulting in decreased revenues and cash flow, which could have a material adverse effect on our business.

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

In the past when we have opened new branches, we have attracted talented salespeople who have terminated their employment with other rental companies to work for us.  We believe there has been a trend recently for equipment rental companies to seek non-competition agreements when they hire salespeople.  This trend may hinder our ability to attract talented salespeople to work at new branches, which could prevent us from opening new branches at sites we have identified or result in our failure to realize the expected benefits from any new branch we open.

If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches.  If we are successful in our efforts to expand our operations, it may result in significant transaction expenses and risks associated with entering new markets.

Our ability to compete, sustain our growth and expand our operations through new branches largely depends on access to capital.  If the cash we generate from our business, together with cash on hand and cash that we may borrow under our credit facility, is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing.  However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all.  In addition, our ability to obtain additional financing is restricted by both the indenture governing our notes and the agreements governing our revolving credit facility.  If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches.  Furthermore, any additional indebtedness that we do incur may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

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

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                   EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2007.

AHERN RENTALS, INC.

By:	/s/ Howard L. Brown
Howard L. Brown
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)