Form 10-Q
period 2007-06-30
AHERN RENTALS INC
filed 2007-08-14
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2007
Common Stock, no par value per share	1,000 shares

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

AHERN RENTALS, INC.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AHERN RENTALS, INC.

Balance Sheets

June 30, 2007 and December 31, 2006

	JUNE 30,	DECEMBER 31,
	2007	2006
	(Unaudited)
ASSETS

Cash	$1,826,955	$1,684,467
Accounts receivable, net of allowance of $1,859,702 and $1,777,843	46,204,064	43,881,043
Inventories	25,214,698	22,877,734
Rental equipment, net	435,415,230	392,084,311
Other property and equipment, net	43,283,207	35,735,561
Debt issuance costs, net of amortization	10,320,755	9,218,931
Other	3,596,492	4,045,890
	$565,861,401	$509,527,937

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Revolving credit facility	$161,619,637	$201,191,138
Accounts payable	42,078,290	42,231,691
Accrued expenses	20,936,861	17,345,029
Note payable	2,066,529	2,137,616
Second priority senior secured notes	293,140,029	200,000,000
	519,841,346	462,905,474

Stockholders’ Equity

Common stock, no par, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915,214	5,915,214
Retained earnings	40,104,841	40,707,249
	46,020,055	46,622,463
	$565,861,401	$509,527,937

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Income and Retained Earnings (Unaudited)

Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
REVENUES
Equipment rentals and related	$70,031,356	$56,350,214	$133,556,040	$105,904,792
Sales of rental equipment	8,579,248	4,434,735	12,809,552	7,622,634
Other	3,609,483	2,521,107	7,016,344	5,360,240
	82,220,087	63,306,056	153,381,936	118,887,666
COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent expense of $928,040, $630,421, $1,760,064, and $1,251,280	27,756,015	21,758,757	53,180,203	41,875,167
Depreciation, rental equipment	17,528,563	12,597,003	33,979,979	24,420,040
Cost of rental equipment sold	6,252,818	2,912,651	9,119,356	4,972,035
Other	2,697,193	1,766,914	5,228,435	3,903,420
	54,234,589	39,035,325	101,507,973	75,170,662

GROSS PROFIT	27,985,498	24,270,731	51,873,963	43,717,004

OPERATING EXPENSES
Selling, general, and administrative, including related party rent expense of $474,014, $310,653, $941,171, and $621,306	11,670,122	8,794,521	21,775,902	16,399,967
Non-rental equipment depreciation and amortization	1,858,208	1,460,242	3,545,678	2,822,945
	13,528,330	10,254,763	25,321,580	19,222,912

OPERATING INCOME	14,457,168	14,015,968	26,552,383	24,494,092

OTHER INCOME (EXPENSE)
Interest expense	(10,076,282)	(7,409,603)	(19,672,105)	(14,336,369)
Other, net	4,416	(66,201)	26,932	(1,447)

NET INCOME	$4,385,302	$6,540,164	$6,907,210	$10,156,276

RETAINED EARNINGS, BEGINNING OF PERIOD	$35,719,539	$24,225,994	$40,707,249	$24,001,518

Net income	4,385,302	6,540,164	6,907,210	10,156,276
Distributions	—	—	(7,509,618)	(3,391,636)

RETAINED EARNINGS, END OF PERIOD	$40,104,841	$30,766,158	$40,104,841	$30,766,158

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Cash Flows (Unaudited)

Six-Month Periods Ended June 30, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES:

Net income	$6,907,210	$10,156,276
Adjustments to reconcile net income to net cash provided by operating activities:
Gross profit on disposition of property and equipment	(3,666,676)	(2,564,783)
Depreciation and amortization of property and equipment	37,525,657	27,242,985
Amortization of debt issuance costs	975,227	977,348
Amortization of premium on senior secured notes	(234,971)	—
Bad debts	24,026	(77,404)
Changes in operating assets and liabilities:
Accounts receivable	(2,347,047)	(137,431)
Inventories	(2,336,964)	(4,789,175)
Other	449,398	4,769
Accounts payable	(153,401)	14,254,643
Accrued expenses	3,591,832	(425,673)
Net cash provided by operating activities	40,734,291	44,641,555

INVESTING ACTIVITIES:
Purchases of property and equipment	(98,056,393)	(91,668,262)
Proceeds from sales of property and equipment	13,318,847	7,754,479
Net cash used in investing activities	(84,737,546)	(83,913,783)

FINANCING ACTIVITIES

Proceeds from borrowings	308,092,545	170,802,096
Repayment of borrowings	(254,360,133)	(128,546,074)
Debt issuance costs paid	(2,077,051)	—
Dividends	(7,509,618)	(3,391,636)
Net cash provided by financing activities	44,145,743	38,864,386
NET INCREASE (DECREASE) IN CASH	142,488	(407,842)
CASH, BEGINNING OF PERIOD	1,684,467	1,695,531
CASH, END OF PERIOD	$1,826,955	$1,287,689

See notes to financial statements.

AHERN RENTALS, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

1.   Basis of presentation

The accompanying unaudited interim financial statements are prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2007, and for all periods presented.  These unaudited financial statements should be read in conjunction with the Company’s 2006 Form 10-K from which the balance sheet information as of December 31, 2006, is derived.  Interim operating results are not necessarily indicative of operating results to be expected for the full year.

2.   Related party transactions

During the three-month and six-month periods ended June 30, 2007 and 2006, the Company purchased approximately $10.0 million and $6.9 million, and $20.8 million and $12.7 million, of equipment, respectively, from an entity controlled by the Company’s principal executive officer and majority shareholder.

3.   Contingencies

The Company is a defendant in legal proceedings arising in the ordinary course of business.  The outcome of these proceedings is not subject to estimation at this time but is not expected to have a material effect on the future financial condition, results of operations or cash flows of the Company, and, therefore, no estimated losses are accruable as of June 30, 2007.

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

Overview

Through our network of 42 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities.  The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools.  Accordingly, our business is capital intensive, and our profitability and cash flows depend upon the availability and terms of financing.  See “Liquidity and Capital Resources.”

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate.  For financial reporting purposes, our revenues are divided into three categories:

•                  Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel.  For the quarter ended June 30, 2007, revenues from equipment rentals and related accounted for approximately 85% of our total revenues.  Of equipment rentals and related revenues in that period, 68% were attributable to rentals of high reach equipment, 19% to rentals of general rental equipment, including ground engaging equipment, and 13% to rental related revenues.

•                  Sales of rental equipment includes revenues from the sale of our used rental equipment.  For the quarter ended June 30, 2007, these revenues accounted for approximately 10% of our total revenues.

•                  Other is primarily revenues from the sale of new equipment, merchandise and supplies.  For the quarter ended June 30, 2007, these revenues accounted for approximately 5% of our total revenues.

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

•                  Cost of equipment rental operations, excluding depreciation includes branch personnel costs, the cost of repairing and maintaining rental equipment and our service and delivery vehicles, fuel costs, occupancy costs and supply costs for our rental locations.

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

Recent Developments

In July 2007, we opened a branch in Oklahoma City, Oklahoma.  We have an informal agreement with an unrelated party to operate on the real property on which our Oklahoma City branch is located until the real property is acquired by an affiliated entity controlled by our chief executive officer and majority shareholder.  Once this property is acquired by our affiliate, we will enter into a lease agreement with the affiliate.

Results of Operations

Three Months Ended June 30, 2007 (“2007”) Compared to the Three Months Ended June 30, 2006 (“2006”).

Revenues

Revenues in 2007 increased 30%, or $18.9 million, over 2006.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2007 increased 24%, or $13.7 million, over 2006.  These revenues accounted for 85% and 89% of total revenues in 2007 and 2006, respectively.  Same branch revenues in 2007 increased 19%, or $10.8 million, over 2006.  The remaining $2.9 million increase is due to new branches open in 2007 that were not open in 2006.

These increased revenues resulted from growth in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $610 million in 2007 from $445 million in 2006, offset by a decrease in our average dollar utilization to 46% in 2007 from 51% in 2006.  Although average rental rates increased 3%, average time utilization of our high reach equipment decreased to 69% in 2007 compared to 73% in 2006.

Sales of rental equipment.  Sales of rental equipment in 2007 increased 93%, or $4.1 million, over 2006.  This increase is attributed to the growth in our rental fleet as well as the strong retail and secondary market demand for rental equipment.  In 2007, we sold approximately 75% more equipment units than in 2006, due to the increase in our overall business and through increased emphasis on auction sales in order to realize value on older or under-utilized rental fleet.

Other revenues.  Other revenues in 2007 increased 43%, or $1.1 million, over 2006 due to increases in sales of new equipment and merchandise resulting from the increased size of our business.

Cost of Revenues

Cost of revenues in 2007 increased 39%, or $15.2 million, over 2006.  As a percentage of revenues, cost of revenues was 66% in 2007 and 62% in 2006.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2007 increased 28%, or $6.0 million, over 2006 due mainly to increased payroll costs, repairs and maintenance, fuel and vehicle expenses in support of the increased size of our rental fleet and new branch locations.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 40% in 2007 and 39% in 2006.  The higher cost percentage in 2007 was principally due to the opening of seven new rental branches in 2007.

Depreciation, rental equipment.  Depreciation, rental equipment in 2007 increased 39%, or $4.9 million, over 2006 due to the increased investment in our rental fleet described previously under the caption “–Revenues –Equipment rentals and related revenues.”

Cost of rental equipment sales.  Cost of rental equipment sales in 2007 increased 115%, or $3.3 million, over 2006 principally as a result of the 93% increase in sales of rental equipment described under the caption “–Revenues –Sales of rental equipment.”  However, the main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 73% and 66% of the selling price in 2007 and 2006, respectively.  The higher cost percentage in 2007 can be attributed to a larger proportion of units sold in 2007 being sold at auctions where we have seen some softening in pricing on certain types of equipment.

Other.  Other cost of revenues in 2007 increased 53%, or $0.9 million, over 2006.  This increase is principally related to the increase in other revenues described under the caption “–Revenues –Other revenues.”

Selling, General and Administrative

SG&A in 2007 increased 33%, or $2.9 million, over 2006.  The increase relates to payroll costs, travel and entertainment costs, legal fees, and other miscellaneous administrative costs.  However, as a percentage of total revenues, SG&A was the same for both 2007 and 2006 at 14%.

Non-Rental Equipment Depreciation and Amortization

Non-rental equipment depreciation and amortization in 2007 increased 27%, or $0.4 million, over 2006.  This is due to an increased investment in non-rental equipment to an average original cost of $67 million in 2007 compared to $51 million in 2006.

Interest Expense

Interest expense in 2007 increased 36%, or $2.7 million, from 2006 resulting from a modest increase in average interest rates and higher average debt balances to fund the growth in our fleet of rental and non-rental equipment.  Average debt balances increased to approximately $451 million in 2007 compared to $325 million in 2006.  Our weighted average interest rate increased to 8.5% in 2007 compared to 8.4% in 2006.  See “—Liquidity and Capital Resources.”

Six Months Ended June 30, 2007 (“2007”) Compared to the Six Months Ended June 30, 2006 (“2006”).

Revenues

Revenues in 2007 increased 29%, or $34.5 million, over 2006.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2007 increased 26%, or $27.7 million, over 2006.  These revenues accounted for 87% and 89% of total revenues in 2007 and 2006, respectively.  Same branch revenues in 2007 increased 22%, or $23.8 million, over 2006.  The remaining $3.9 million increase is due to new branches open in 2007 that were not open in 2006.

These increased revenues resulted from an increase in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $595 million in 2007 from $428 million in 2006, offset by a decrease in our average dollar utilization to 45% in 2007 from 50% in 2006.  Although average rental rates increased 2%, average time utilization of our high reach equipment decreased to 68% in 2007 compared to 71% in 2006.

Sales of rental equipment.  Sales of rental equipment in 2007 increased 68%, or $5.2 million, over 2006.  This increase is attributed to the growth in our rental fleet as well as the strong retail and secondary market demand for rental equipment.  In 2007, we sold approximately 58% more equipment units than in 2006, due to the increase in our overall business and through increased emphasis on auction sales in order to realize value on older or under-utilized rental fleet.

Other revenues.  Other revenues in 2007 increased 31%, or $1.7 million, over 2006 due to increases in sales of new equipment and merchandise resulting from the increased size of our business.

Cost of Revenues

Cost of revenues in 2007 increased 35%, or $26.3 million, over 2006.  As a percentage of revenues, cost of revenues was 66% in 2007 and 63% in 2006.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2007 increased 27%, or $11.3 million, over 2006 due mainly to increased payroll costs, repairs and maintenance, fuel and vehicle expenses in support of the increased size of our rental fleet and new branch locations.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 40% in both 2007 and 2006.

Depreciation, rental equipment.  Depreciation, rental equipment in 2007 increased 39%, or $9.6 million, over 2006 due to the increased investment in our rental fleet described previously under the caption “–Revenues –Equipment rentals and related revenues.”

Cost of rental equipment sales.  Cost of rental equipment sales in 2007 increased 83%, or $4.1 million, over 2006 principally as a result of the 68% increase in sales of rental equipment described under the caption “–Revenues –Sales of rental equipment.”  However, the main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 71% and 65% of the selling price in 2007 and 2006, respectively.  The higher cost percentage in 2007 can be attributed to a larger proportion of units sold in 2007 being sold at auctions where we have seen some softening in pricing on certain types of equipment.

Other.  Other cost of revenues in 2007 increased 34%, or $1.3 million, over 2006.  This increase is principally related to the increase in other revenues described under the caption “–Revenues –Other revenues.”

Selling, General and Administrative

SG&A in 2007 increased 33%, or $5.4 million, over 2006.  The increase relates to payroll costs, travel and entertainment costs, legal fees, and other miscellaneous administrative costs.  However, as a percentage of total revenues, SG&A was the same for both 2007 and 2006 at 14%.

Non-Rental Equipment Depreciation and Amortization

Non-rental equipment depreciation and amortization in 2007 increased 26%, or $0.7 million, over 2006.  This is due to an increased investment in non-rental equipment to an average original cost of $64 million in 2007 compared to $50 million in 2006.

Interest Expense

Interest expense in 2007 increased 37%, or $5.3 million, from 2006 resulting from a modest increase in average interest rates and higher average debt balances to fund the growth in our fleet of rental and non-rental equipment.  Average debt balances increased to approximately $439 million in 2007 compared to $314 million in 2006.  Our weighted average interest rate increased to 8.6% in 2007 compared to 8.5% in 2006.  See “—Liquidity and Capital Resources.”

Liquidity and Capital Resources

Indebtedness

Credit Facility.  We have a $250 million revolving credit facility secured by a first priority interest in substantially all of our existing and future acquired assets.  As of June 30, 2007, we had $161.6 million outstanding and $88.1 million of unused availability under the credit facility.  This credit facility is used to finance ongoing working capital needs, capital expenditures, and general corporate purposes.  Cash flow from operations and net proceeds from the sale of our used rental equipment are applied to reduce borrowings under our credit facility, and our expenditures for rental equipment and other property and equipment increase borrowings under our credit facility.  As of June 30, 2007, the credit facility had a weighted average interest rate of 7.1% per annum.  The credit facility matures August 21, 2011.

Second Priority Senior Secured Notes.  At June 30, 2007, we had outstanding $290 million principal amount of 9 1/4% Second Priority Senior Secured Notes (the “Second Priority Notes”).  These notes are due August 15, 2013 and are secured on a second priority basis, behind the credit facility, by substantially all of our existing and future acquired assets.

As of June 30, 2007, our weighted average interest rate was approximately 8.5% and our debt totaled $453.7 million.

Adequacy of Capital Resources

Our business is capital intensive.  We purchase new equipment both to expand the size and maintain the age of our rental fleet.  For the six months ended June 30, 2007 and 2006, we had total expenditures on new rental equipment of $86.3 million and $85.2 million, respectively.  If demand for rental equipment from our customers remains strong, we expect the rate of expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment will remain constant or increase.

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

We believe our existing sources of liquidity will be sufficient to meet the cash requirements of our operations for at least the next twelve months.  To the extent the sources of liquidity described above are not sufficient to fund our operations, we may require additional debt or equity financing.  Our ability to access these sources of capital is restricted by the indenture governing our notes and the terms of the agreements governing our credit facility.  See “Item 1A – Risk Factors” under “Part II, Other Information.”

Sources and uses of cash.  During the six months ended June 30, 2007, we generated cash from operations of $40.7 million, cash from sales of rental equipment and other property of $13.3 million, and proceeds from borrowings of $308.1 million.  We used cash of $98.1 million during this period principally to purchase rental equipment and other property, we repaid borrowings of $254.4 million, paid debt issuance costs of $2.1 million and we made dividend distributions to our shareholders of $7.5 million.

Non-GAAP Financial Measures

The Company presents EBITDA because it believes EBITDA is a useful analytical tool for assessing the Company’s financial performance, including its ability to meet future debt service obligations and capital expenditure and working capital requirements.  EBITDA is defined as earnings before interest, taxes, depreciation, and amortization.  EBITDA is not, however, a measure of financial performance or liquidity under U.S. generally accepted accounting principles.  Accordingly, EBITDA should not be considered a substitute for net income or cash flows as an indicator of the Company’s operating performance or liquidity.  EBITDA margin is EBITDA as a percentage of total revenues.  For purposes of the following, debt includes line of credit payable, note payable, and the Second Priority Notes.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

EBITDA	$33,848,355	$28,007,012	$64,104,972	$51,735,630
EBITDA margin	41.2%	44.2%	41.8%	43.5%

	Twelve Months Ended June 30, 2007

EBITDA	$128,829,703
EBITDA margin	42.9%
Debt to EBITDA ratio	3.52	x

The tables below provide reconciliations of net income and EBITDA for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income (loss)	$4,385,302	$6,540,164	$6,907,210	$10,156,276
Interest expense	10,076,282	7,409,603	19,672,105	14,336,369
Depreciation, rental equipment	17,528,563	12,597,003	33,979,979	24,420,040
Non-rental equipment depreciation and amortization	1,858,208	1,460,242	3,545,678	2,822,945
EBITDA	$33,848,355	$28,007,012	$64,104,972	$51,735,630

Twelve Months Ended June 30, 2007

Net income	$21,926,439
Interest expense	36,488,079
Depreciation, rental equipment	63,743,405
Non-rental equipment depreciation and amortization	6,671,780
EBITDA	$128,829,703

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair market value of our long-term fixed interest rate debt at June 30, 2007 was $292.9 million; its carrying value was $290.0 million.  Fair market values were determined from quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test.  Borrowings under the credit facility bear interest at a rate equal to an applicable margin percentage plus either LIBOR or the prime rate.  The applicable margin percentage varies from 175 to 225 basis points for LIBOR-based loans and zero to 50 basis points for prime rate loans.  In addition, our credit facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line.  An increase in interest of 100 basis points would increase our annual interest expense by $1.6 million based on $161.6 million, which was the amount outstanding under our credit facility as of June 30, 2007.

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

PART II                                                   OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

We are party to various litigation matters in the ordinary course of our business.  We cannot estimate our ultimate legal and financial liability with respect to our pending litigation matters at this time.  However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our future financial position, results of operations or cash flows.

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

Decreases in construction, industrial activities or the convention business in our markets could adversely affect our revenues and operating results by decreasing the demand for our equipment or the rental rates or prices we can charge.

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

Our operating results are highly dependent on the strength of the Las Vegas economy.  In 2004, 2005 and 2006, the percentage of our total revenues attributable to our Las Vegas operations was 37.8%, 37.4%, and 35.0%, respectively.  For the three months ended June 30, 2007, 32.9% of our total revenues were attributable to our Las Vegas operations.  Any weakness in the Las Vegas economy could have a material adverse effect on our operations.

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

Competition could adversely affect our revenues and operating results by decreasing our market share or depressing the rental rates and prices we can change.  We believe rental rates are one of the primary competitive factors in the equipment rental industry.  From time to time, we or our competitors may attempt to compete aggressively by lowering rental rates or prices.  To the extent we lower rental rates or prices to attempt to increase or regain market share, our operating margins would be adversely impacted.  In some cases, we may not be able to or may choose not to match a competitor’s rate or price reductions.  If we do not, we may lose market share, resulting in decreased revenues and cash flow, which could have a material adverse effect on our business.

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

Our ability to compete, sustain our growth and expend our operations through new branches largely depends on access to capital.  If the cash we generate from our business, together with cash on hand and cash that we may borrow under our credit facility, is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing.  However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all.  In addition, our ability to obtain additional financing is restricted by both the indenture governing our notes and the agreements governing our revolving credit facility.  If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches.  Furthermore, any additional indebtedness that we do incur may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2007.

AHERN RENTALS, INC.

By:	/s/ Howard L. Brown
Howard L. Brown
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)