Form 10-Q
period 2007-09-30
AHERN RENTALS INC
filed 2007-11-14
CIK 1337913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2007
Common Stock, no par value per share	1,000 shares

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

AHERN RENTALS, INC.

PART I                                                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AHERN RENTALS, INC.
Balance Sheets
September 30, 2007 and December 31, 2006

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
	(Unaudited)
ASSETS

Cash	$2,428,317	$1,684,467
Accounts receivable, net of allowance of $2,046,474 and $1,777,843	51,333,577	43,881,043
Inventories	56,540,334	22,877,734
Rental equipment, net	487,396,874	392,084,311
Other property and equipment, net	46,253,684	35,735,561
Debt issuance costs, net of amortization	9,826,568	9,218,931
Other	4,069,158	4,045,890
	$657,848,512	$509,527,937

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Revolving credit facility	$214,941,755	$201,191,138
Accounts payable	77,982,438	42,231,691
Accrued expenses	17,473,407	17,345,029
Note payable	2,030,399	2,137,616
Second priority senior secured notes	293,011,863	200,000,000
	605,439,862	462,905,474

Stockholders’ Equity

Common stock, no par value, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915,214	5,915,214
Retained earnings	46,493,436	40,707,249
	52,408,650	46,622,463
	$657,848,512	$509,527,937

See notes to financial statements.

AHERN RENTALS, INC.
Statements of Income and Retained Earnings (Unaudited)
Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
REVENUES
Equipment rentals and related	$78,433,014	$64,758,126	$211,989,054	$170,662,918
Sales of rental equipment	6,609,939	3,806,085	19,419,491	11,428,719
Other	6,568,885	3,580,984	13,585,229	8,941,224
	91,611,838	72,145,195	244,993,774	191,032,861
COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent expense of $1,042,956, $689,153, $2,803,020, and $2,048,895	31,326,149	24,754,531	84,506,352	66,629,698
Depreciation, rental equipment	18,875,926	14,155,985	52,855,905	38,576,025
Cost of rental equipment sold	4,774,305	2,790,013	13,893,661	7,762,048
Other	5,006,351	2,677,498	10,234,786	6,580,918
	59,982,731	44,378,027	161,490,704	119,548,689

GROSS PROFIT	31,629,107	27,767,168	83,503,070	71,484,172

OPERATING EXPENSES
Selling, general, and administrative, including related party rent expense of $544,842, $304,142, $1,486,013, and $816,986	12,623,053	9,689,858	34,398,955	26,089,825
Depreciation and amortization, non-rental property and equipment	1,905,682	1,499,943	5,451,360	4,322,888
	14,528,735	11,189,801	39,850,315	30,412,713

OPERATING INCOME	17,100,372	16,577,367	43,652,755	41,071,459

OTHER INCOME (EXPENSE)
Interest expense	(10,744,021)	(8,082,009)	(30,416,126)	(22,418,378)
Other, net	32,244	28,962	59,176	27,515

NET INCOME	$6,388,595	$8,524,320	$13,295,805	$18,680,596

RETAINED EARNINGS, BEGINNING OF PERIOD	$40,104,841	$30,766,158	$40,707,249	$24,001,518

Net income	6,388,595	8,524,320	13,295,805	18,680,596
Distributions	—	(5,078,138)	(7,509,618)	(8,469,774)

RETAINED EARNINGS, END OF PERIOD	$46,493,436	$34,212,340	$46,493,436	$34,212,340

See notes to financial statements.

AHERN RENTALS, INC.
Statements of Cash Flows (Unaudited)
Nine-Month Periods Ended September 30, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES:

Net income	$13,295,805	$18,680,596
Adjustments to reconcile net income to net cash provided by operating activities:
Gross profit on disposition of property and equipment	(5,506,383)	(3,583,742)
Depreciation and amortization of property and equipment	58,307,265	42,898,913
Amortization of debt issuance costs	1,469,414	1,436,993
Amortization of premium on senior secured notes	(363,137)
Bad debts	189,639	113,510
Changes in operating assets and liabilities:
Accounts receivable	(7,642,173)	(4,911,169)
Inventories	(33,662,600)	(3,458,213)
Other	(23,268)	(250,412)
Accounts payable	35,750,747	20,936,844
Accrued expenses	128,378	(2,057,161)
Net cash provided by operating activities	61,943,687	69,806,159

INVESTING ACTIVITIES:
Purchases of property and equipment	(178,636,832)	(149,146,632)
Proceeds from sales of property and equipment	20,005,264	11,647,916
Net cash used in investing activities	(158,631,568)	(137,498,716)

FINANCING ACTIVITIES

Proceeds from borrowings	452,790,502	277,236,686
Repayment of borrowings	(345,772,102)	(200,921,877)
Debt issuance costs paid	(2,077,051)	(237,500)
Distributions	(7,509,618)	(8,469,774)
Net cash provided by financing activities	97,431,731	67,607,535
NET INCREASE (DECREASE) IN CASH	743,850	(85,022)
CASH, BEGINNING OF PERIOD	1,684,467	1,695,531
CASH, END OF PERIOD	$2,428,317	$1,610,509

See notes to financial statements.

AHERN RENTALS, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

1.             Basis of presentation

The accompanying unaudited interim financial statements are prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2007, and for all periods presented. These unaudited financial statements should be read in conjunction with the Company’s 2006 Form 10-K from which the balance sheet information as of December 31, 2006, is derived. Interim operating results are not necessarily indicative of operating results to be expected for the full year.

2.             Related party transactions

During the three-month and nine-month periods ended September 30, 2007 and 2006, the Company purchased approximately $10.6 million and $8.3 million, and $31.4 million and $21.0 million, of equipment, respectively, from an entity controlled by the Company’s principal executive officer and majority shareholder.

3. Contingencies

The Company is a defendant in legal proceedings arising in the ordinary course of business. The outcome of these proceedings is not subject to estimation at this time but is not expected to have a material effect on the future financial condition, results of operations or cash flows of the Company, and, therefore, no estimated losses are accruable as of September 30, 2007.

4. Subsequent events

Amendment to Revolving Credit Facility and Dividend payment. On October 24, 2007, the Company entered into Amendment No. 3 to the Amended and Restated Loan and Security Agreement dated as of August 18, 2005; this amendment contains the following changes in material terms:

•                  Maximum borrowings under the loan agreement have been increased to $300 million from $250 million.

•                  Reduced, subject to certain limitations, the obligations required to be covered by the Fixed Charge Coverage Ratio test.

This amendment also includes a consent by the lenders to the payment of a $3,453,605 distribution to the Company’s shareholders on November 12, 2007.

Operating Lease. On October 5, 2007, the Company entered into an operating lease agreement for a corporate aircraft with Banc of America Leasing & Capital, LLC. The lease expires in 2018 and provides for aggregate annual rental commitments of $296,139. There are early buyout options in years 6 and 10 of the lease based on a percentage of the original cost of the aircraft, and a buyout option at the end of the lease at fair market value. The Company’s principal executive officer and majority shareholder is a joint lessee in this agreement.

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

Overview

Through our network of 43 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities. The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools. Accordingly, our business is capital intensive, and our profitability and cash flows depend upon the availability and terms of financing. See “—Liquidity and Capital Resources.”

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate. For financial reporting purposes, our revenues are divided into three categories:

•                       Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel. For the quarter ended September 30, 2007, revenues from equipment rentals and related accounted for approximately 86% of our total revenues. Of equipment rentals and related revenues in that period, 68% were attributable to rentals of high reach equipment, 19% to rentals of general rental equipment, including ground engaging equipment, and 13% to rental related revenues.

•                       Sales of rental equipment includes revenues from the sale of our used rental equipment. For the quarter ended September 30, 2007, these revenues accounted for approximately 7% of our total revenues.

•                       Other is primarily revenues from the sale of new equipment, merchandise and supplies. For the quarter ended September 30, 2007, these revenues accounted for approximately 7% of our total revenues.

Equipment rental revenues are affected by several factors including general economic conditions and conditions in the nonresidential construction industry in particular, the amount and quality of equipment available for rent, rental rates, the mix and percentage of equipment rented, length of time the equipment is on rent, and weather. One metric we use to measure the interaction of changes in rental rates, product mix, average length of rental, and time utilization is “dollar utilization.” Dollar utilization is the annualized ratio (expressed as a percentage) of equipment rentals and related revenues on our entire fleet of rental equipment for a period to the average original cost of equipment in our rental fleet during that period. Revenues from the sale of used equipment are affected by price, general economic conditions, the amount and type of equipment available in the marketplace, and the condition and age of the equipment. Consequently, the age and mix of equipment in our rental fleet has a direct impact on these revenues. Other revenues, including revenues from the sale of new equipment and from the sale of parts, supplies and maintenance and repair services, are affected by price and general economic conditions.

For financial reporting purposes, our cost of revenues is divided into four categories.

•                       Cost of equipment rental operations, excluding depreciation includes branch personnel costs, the cost of repairing and maintaining rental equipment and our service and delivery vehicles, fuel costs and other costs of transporting our rental equipment (excluding depreciation on our fleet of service and delivery vehicles), occupancy costs and supply costs for our rental locations.

•                       Depreciation on rental equipment.

•                       Cost of rental equipment sold, which represents the net book value of rental equipment sold.

•                       Other includes the cost of the items we sell, including new equipment, parts, merchandise and supplies.

Operating expenses include all selling, general and administrative expenses (“SG&A”) and depreciation and amortization on non-rental property and equipment. Non-rental property and equipment is comprised of all non-rental property and other equipment and includes items such as our fleet of service and delivery trucks. SG&A expenses include primarily sales force compensation, administrative payroll, marketing costs, professional fees, and property and casualty insurance.

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

Results of Operations

Three Months Ended September 30, 2007 (“2007”) Compared to the Three Months Ended September 30, 2006 (“2006”)

Revenues

Revenues in 2007 increased 27%, or $19.5 million, over 2006. The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues. Equipment rentals and related revenues in 2007 increased 21%, or $13.7 million, over 2006. These revenues accounted for 86% and 90% of total revenues in 2007 and 2006, respectively. Same branch revenues in 2007 increased 12%, or $7.8 million, over 2006. The remaining $5.9 million increase is due to new branches open in 2007 that were not open in 2006.

These increased revenues resulted from growth in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $650 million in 2007 from $494 million in 2006, offset by a decrease in our average dollar utilization to 48% in 2007 from 53% in 2006. Although average rental rates increased 5%, average time utilization of our high reach equipment decreased to 72% in 2007 compared to 76% in 2006.

Sales of rental equipment. Sales of rental equipment in 2007 increased 74%, or $2.8 million, over 2006. This increase is attributed to the growth in our rental fleet as well as the strong retail and secondary market demand for rental equipment. In 2007, we sold approximately 58% more equipment units than in 2006, due to increased emphasis on auction sales in order to realize value on older or under-utilized rental fleet.

Other revenues. Other revenues in 2007 increased 83%, or $3.0 million, over 2006 due mainly to increases in sales of new equipment due to an increased emphasis in retail equipment sales and from the increased size of our business.

Cost of Revenues

Cost of revenues in 2007 increased 35%, or $15.6 million, over 2006. As a percentage of revenues, cost of revenues was 65% in 2007 and 62% in 2006. The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation. Cost of equipment rental operations, excluding depreciation, in 2007 increased 27%, or $6.6 million, over 2006 due mainly to increased payroll costs, repairs and maintenance, fuel and vehicle expenses in support of the increased size of our rental fleet and new branch locations. As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 40% in 2007 and 38% in 2006. The higher cost percentage in 2007 was principally due to the opening of nine new rental branches in 2007.

Depreciation, rental equipment. Depreciation, rental equipment in 2007 increased 33%, or $4.7 million, over 2006 due to the increased investment in our rental fleet described previously under the caption “–Revenues –Equipment rentals and related revenues.”

Cost of rental equipment sold. Cost of rental equipment sold in 2007 increased 71%, or $2.0 million, over 2006 principally as a result of the 74% increase in sales of rental equipment described under the caption “–Revenues –Sales of rental equipment.” However, the main cost of rental equipment sold is the net carrying value of the sold equipment, which averaged 72% and 73% of the selling price in 2007 and 2006, respectively.

Other. Other cost of revenues in 2007 increased 87%, or $2.3 million, over 2006. This increase is principally related to the increase in other revenues, specifically new equipment sales, described under the caption “–Revenues –Other revenues.”

Selling, General and Administrative

SG&A in 2007 increased 30%, or $2.9 million, over 2006. The increase relates to payroll costs, travel and entertainment costs, legal fees, and other miscellaneous administrative costs. As a percentage of total revenues, SG&A increased to 14% in 2007 from 13% in 2006 due largely to increased payroll costs in support of the nine new rental branches opened in 2007.

Depreciation and Amortization, Non-Rental Property and Equipment

Depreciation and amortization on non-rental property and equipment in 2007 increased 27%, or $0.4 million, over 2006. This is due to an increased investment in such assets to an average original cost of $72 million in 2007 compared to $54 million in 2006.

Interest Expense

Interest expense in 2007 increased 33%, or $2.7 million, from 2006 resulting from a modest increase in average interest rates and higher average debt balances to fund the growth in our fleet of rental and non-rental equipment. Average debt balances increased to approximately $482 million in 2007 compared to $358 million in 2006. Our weighted average interest rate increased to 8.4% in 2007 compared to 8.3% in 2006. See “—Liquidity and Capital Resources.”

Nine Months Ended September 30, 2007 (“2007”) Compared to the Nine Months Ended September 30, 2006 (“2006”)

Revenues

Revenues in 2007 increased 28%, or $54.0 million, over 2006. The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues. Equipment rentals and related revenues in 2007 increased 24%, or $41.3 million, over 2006. These revenues accounted for 87% and 89% of total revenues in 2007 and 2006, respectively. Same branch revenues in 2007 increased 19%, or $31.6 million, over 2006. The remaining $9.7 million increase is due to new branches open in 2007 that were not open in 2006.

These increased revenues resulted from an increase in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $613 million in 2007 from $450 million in 2006, offset by a decrease in our average dollar utilization to 46% in 2007 from 51% in 2006. Although average rental rates increased 3%, average time utilization of our high reach equipment decreased to 70% in 2007 compared to 73% in 2006.

Sales of rental equipment. Sales of rental equipment in 2007 increased 70%, or $8.0 million, over 2006. This increase is attributed to the growth in our rental fleet as well as the strong retail and secondary market demand for rental equipment. In 2007, we sold approximately 58% more equipment units than in 2006, due to increased emphasis on auction sales in order to realize value on older or under-utilized rental fleet.

Other revenues. Other revenues in 2007 increased 52%, or $4.6 million, over 2006 due mainly to increases in sales of new equipment due to an increased emphasis in retail equipment sales and from the increased size of our business.

Cost of Revenues

Cost of revenues in 2007 increased 35%, or $41.9 million, over 2006. As a percentage of revenues, cost of revenues was 66% in 2007 and 63% in 2006. The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation. Cost of equipment rental operations, excluding depreciation, in 2007 increased 27%, or $17.9 million, over 2006 due mainly to increased payroll costs, repairs and maintenance, fuel and vehicle expenses in support of the increased size of our rental fleet and new branch locations. As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 40% in 2007 and 39% in 2006.

Depreciation, rental equipment. Depreciation, rental equipment in 2007 increased 37%, or $14.3 million, over 2006 due to the increased investment in our rental fleet described previously under the caption “–Revenues –Equipment rentals and related revenues.”

Cost of rental equipment sold. Cost of rental equipment sold in 2007 increased 79%, or $6.1 million, over 2006 principally as a result of the 70% increase in sales of rental equipment described under the caption “–Revenues –Sales of rental equipment.” However, the main cost of rental equipment sold is the net carrying value of the sold equipment, which averaged 72% and 68% of the selling price in 2007 and 2006, respectively. The higher cost percentage in 2007 can be attributed to a larger proportion of units sold in

2007 being sold at auctions where we have seen some softening in pricing on certain types of equipment.

Other. Other cost of revenues in 2007 increased 56%, or $3.7 million, over 2006. This increase is principally related to the increase in other revenues, specifically new equipment sales, described under the caption “–Revenues –Other revenues.”

Selling, General and Administrative

SG&A in 2007 increased 32%, or $8.3 million, over 2006. The increase relates to payroll costs, travel and entertainment costs, legal fees, and other miscellaneous administrative costs. However, as a percentage of total revenues, SG&A was the same for both 2007 and 2006 at 14%.

Depreciation and Amortization, Non-Rental Property and Equipment

Depreciation and amortization on non-rental property and equipment in 2007 increased 26%, or $1.1 million, over 2006. This is due to an increased investment in such assets to an average original cost of $67 million in 2007 compared to $51 million in 2006.

Interest Expense

Interest expense in 2007 increased 36%, or $8.0 million, from 2006 resulting from a modest increase in average interest rates and higher average debt balances to fund the growth in our fleet of rental and non-rental equipment. Average debt balances increased to approximately $454 million in 2007 compared to $329 million in 2006. Our weighted average interest rate increased to 8.5% in 2007 compared to 8.4% in 2006. See “—Liquidity and Capital Resources.”

Liquidity and Capital Resources

Indebtedness

Credit Facility. We have a $300 million revolving credit facility secured by a first priority interest in substantially all of our existing and future acquired assets. On October 24, 2007, the Company amended the facility to raise the maximum borrowings from $250 million to $300 million. This amendment also included a revision that reduces, subject to certain limitations, the obligations required to be covered by the Fixed Charge Coverage Ratio. As of September 30, 2007, we had $214.9 million outstanding and $34.8 million of unused availability under the credit facility (which would have been $84.8 million if the amendment discussed above had taken effect on that date). This credit facility is used to finance ongoing working capital needs, capital expenditures, and general corporate purposes. Cash flow from operations and net proceeds from the sale of our used rental equipment are applied to reduce borrowings under our credit facility, and our expenditures for rental equipment and other property and equipment increase borrowings under our credit facility. As of September 30, 2007, the credit facility had a weighted average interest rate of 7.3% per annum. The credit facility matures August 21, 2011. With the increase in our credit facility, the expenses associated with our debt are expected to increase.

Second Priority Senior Secured Notes. At September 30, 2007, we had outstanding $290 million principal amount of 9 1/4% Second Priority Senior Secured Notes (the “Second Priority Notes”). These notes are due August 15, 2013 and are secured on a second priority basis, behind the credit facility, by substantially all of our existing and future acquired assets.

As of September 30, 2007, our weighted average interest rate was approximately 8.4% and our debt totaled $507.0 million.

Adequacy of Capital Resources

Our business is capital intensive. We purchase new equipment both to expand the size and to replace fleet sold. For the nine months ended September 30, 2007 and 2006, we had total expenditures on new rental equipment of $161.8 million and $139.4 million, respectively. We expect the rate of rental equipment expenditures to begin decreasing slightly over the next twelve months based on anticipated customer demand. However, if customer demand for rental equipment is stronger than currently anticipated, the rate of expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment could remain constant with current levels or increase, subject to our ability to secure any required financing.

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

Sources and uses of cash. During the nine months ended September 30, 2007, we generated cash from operations of $61.9 million, cash from sales of rental equipment and other property of $20.0 million, and proceeds from borrowings of $452.8 million. We used cash of $178.6 million during this period principally to purchase rental equipment and other property, we repaid borrowings of $345.8 million, paid debt issuance costs of $2.1 million and made distributions to our shareholders of $7.5 million.

Non-GAAP Financial Measures

The Company presents EBITDA because it believes EBITDA is an analytical tool particularly useful for creditors in assessing the Company’s financial performance, including its ability to meet future debt service obligations and capital expenditure and working capital requirements. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. EBITDA is not, however, a measure of financial performance or liquidity under U.S. generally accepted accounting principles. Accordingly, EBITDA should not be considered a substitute for net income or cash flows as an indicator of the Company’s operating performance or liquidity. EBITDA margin is EBITDA as a percentage of total revenues. For purposes of the following, debt includes line of credit payable, note payable, and the Second Priority Notes.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

EBITDA	$37,914,224	$32,262,257	$102,019,196	$83,997,887
EBITDA margin	41.4%	44.7%	41.6%	44.0%

	Twelve Months Ended September 30, 2007
EBITDA	134,481,670
EBITDA margin	42.0%
Debt to EBITDA ratio	$3.77	x

The tables below provide reconciliations of net income and EBITDA for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Net income	$6,388,595	$8,524,320	$13,295,805	$18,680,596
Interest expense	10,744,021	8,082,009	30,416,126	22,418,378
Depreciation, rental equipment	18,875,926	14,155,985	52,855,905	38,576,025
Non-rental equipment depreciation and amortization	1,905,682	1,499,943	5,451,360	4,322,888
EBITDA	$37,914,224	$32,262,257	$102,019,196	$83,997,887

Twelve Months Ended September 30, 2007
Net income	$19,790,714
Interest expense	39,150,091
Depreciation, rental equipment	68,463,346
Non-rental equipment depreciation and amortization	7,077,519
EBITDA	$134,481,670

Off-Balance Sheet Transactions

On October 5, 2007, the Company entered into an operating lease agreement for a corporate aircraft with Banc of America Leasing & Capital, LLC. The lease expires in 2018 and provides for aggregate annual rental commitments of $296,139. There are early buyout options in years 6 and 10 of the lease based on a percentage of the original cost of the aircraft, and a buyout option at the end of the lease at fair market value. The Company’s principal executive officer and majority shareholder is a joint lessee in this agreement.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair market value of our long-term fixed interest rate debt at September 30, 2007 was $277.7 million; its carrying value was $290.0 million. Fair market values were determined from quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test. Borrowings under the credit facility bear interest at a rate equal to an applicable margin percentage plus either LIBOR or the prime rate. The applicable margin percentage varies from 175 to 225 basis points for LIBOR-based loans and zero to 50 basis points for prime rate loans. In addition, our credit facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line. An increase in interest of 100 basis points would increase our annual interest expense by $2.1 million based on $214.9 million, which was the amount outstanding under our credit facility as of September 30, 2007.

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

Our operating results are highly dependent on the strength of the Las Vegas economy. In 2004, 2005 and 2006, the percentage of our total revenues attributable to our Las Vegas operations was 37.8%, 37.4%, and 35.0%, respectively. For the three months ended September 30, 2007, 29.7% of our total revenues were attributable to our Las Vegas operations. Any weakness in the Las Vegas economy could have a material adverse effect on our operations.

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

In the past when we have opened new branches, we have attracted talented salespeople who have terminated their employment with other rental companies to work for us. We believe it has become industry practice for equipment rental companies to seek non-competition agreements when they hire salespeople. This practice may hinder our ability to attract talented salespeople to work at new branches, which could prevent us from opening new branches at sites we have identified or result in our failure to realize the expected benefits from any new branch we open.

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

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS

Exhibit No.	Description
10.1	Aircraft Lease Agreement between Banc of America Leasing & Capital, LLC, as Lessor and Ahern Rentals, Inc. and Don F. Ahern, as Lessee dated as of October 5, 2007
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2007.

AHERN RENTALS, INC.

By:	/s/ Howard L. Brown
Howard L. Brown
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)