Form 10-K
period 2007-12-31
AHERN RENTALS INC
filed 2008-03-27
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                    No  ☒

As of March 1, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $-0-.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 27, 2008
Common Stock no par value per share	1,000 shares

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

PART I

ITEM 1. BUSINESS

We are an equipment rental company with locations primarily in the southwestern United States.  We rent a broad range of equipment, sell new and used rental equipment, sell parts and supplies related to our rental equipment, and sell merchandise used by the construction industry.  We also provide maintenance and repair services.  We serve a diverse base of customers, including commercial and residential construction companies, industrial companies, utilities, convention centers, municipalities and homeowners.  Founded in 1953 with one location in Las Vegas, Nevada, we now offer our rental equipment to customers through our 43 rental branches in Nevada, California, Arizona, Utah, Texas, Oregon, Colorado, New Mexico, Kansas, Oklahoma and New Jersey.  We are an S corporation, incorporated under the laws of the state of Nevada.

As of December 31, 2007, our rental fleet, at original cost, was $733 million and included:

•                  over 20,200 high reach units, such as scissor lifts, forklifts and boom lifts; and

•                  over 14,000 general rental units, comprised of ground engaging units, such as backhoes, skidsteers, skiploaders and trenchers; and other rental units, including compressors, generators, light towers, welders and other equipment.

For the year ended December 31, 2007, we generated revenues of $343 million; 68% of our revenues were from high reach equipment rental, 19% from general equipment rental and 13% from the sale of new and used rental equipment and related merchandise, parts and services.

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

All of our high reach equipment is kept in our floating fleet. Our floating fleet consists of equipment not assigned to a specific rental branch, but is instead shared among all of our rental branches. As a result, we can quickly reallocate high reach equipment among branches in accordance with changing customer demand. Most of our other rental equipment, although it may be assigned to individual branches, also is available to any branch based on demand. Using a floating fleet and sharing equipment allows us to respond rapidly to the needs of our customers and to increase the utilization rates of equipment, thereby reducing our capital expenditures and improving our profitability.

We offer our equipment for rent on a daily, weekly and monthly basis. We determine rental rates for each type of equipment based on the cost and expected utilization of the equipment and adjust rental rates at each branch based on demand, length of rental, volume of equipment rented and other competitive considerations.

We have a well-maintained, high-quality rental fleet that has a weighted average age of 24 months as of December 31, 2007 and is supported by an extensive, in-house maintenance program. In addition to routine maintenance, we repaint and refurbish our rental equipment frequently to maintain the appearance and performance of our fleet. We make regular and significant capital investments in new equipment and generally do not purchase used equipment for our rental fleet other than from time to time in connection with opening new branches.  In making equipment acquisition decisions, we evaluate current economic and market conditions, competition, manufacturer’s availability, pricing and return on investment over the estimated life of the specific equipment, among other factors.

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

Equipment Purchasing

All of our new equipment is acquired from reputable national manufacturers that are known for their product quality and reliability. We believe we have sufficient alternative sources of supply for the equipment we purchase in each of our principal product categories.  In 2007, our top 10 suppliers accounted for 88% of our total equipment purchases. We believe our size and the quantity of equipment we acquire enable us to purchase equipment at lower prices and on more favorable terms than many of our competitors. We usually obtain 15 - 50% discounts off retail prices from our major suppliers. We do not enter into long-term supplier commitments to purchase equipment and have the flexibility to cancel orders with our suppliers if expected demand for rental equipment diminishes. We purchase all of our rental equipment centrally to ensure the most favorable and consistent terms from our suppliers.

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

Customers

We serve a diverse customer base, including commercial and residential construction companies, industrial companies, utilities, convention centers, municipalities and homeowners. Customers in construction-related end markets constitute our principal customer base. In 2007, our largest customer accounted for less than 2% of our revenues, and our top 10 customers accounted for less than 9% of our revenues. Many of our customers operate in several of the different markets we serve. We offer these customers the ability to rent equipment on the same terms in each of these regions. Many of our customers have been with us for over a decade.

We rent equipment, sell related parts and supplies, sell other merchandise used by the construction industry, provide repair services, and sell new equipment and our used rental equipment on account to customers who are screened through a credit application process.  Credit account customers are our core customers, accounting for approximately 98% of our revenues in 2007, and our largest source of repeat business.  In 2007, approximately 70% of our credit account customers rented equipment three or more times from us. We also assist customers in arranging financing for purchases of large equipment through a variety of sources including manufacturers, banks, finance companies and other financial institutions.

Sales and Marketing

We maintain a strong sales and marketing organization that is committed to building relationships with customers and potential customers, working with customers on an ongoing basis and internally sharing information about new business opportunities. We undertake sales and marketing initiatives designed to increase revenues and market share and build brand awareness. We actively network with decision makers from construction and industrial companies, utilities, convention centers, municipalities and other organizations. We promote brand awareness through involvement in the community. In addition, we prepare marketing analyses that address key business issues such as market and industry history, opportunities, company philosophy, sales trends, consumer behavior trends, distribution channels, pricing issues, target markets, advertising and media analyses, competitive situations and selling strategies. Based on the results of our analyses, we develop additional targeted marketing and sales strategies.

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

As of December 31, 2007, we employed 137 salespeople who manage our customer relationships. We train our salespeople both in selling our rental services and selling new equipment and our used rental equipment. Our salespeople use targeted local marketing strategies to address specific customer needs and respond to competitive pressures. Our local sales force focuses on maintaining and building strong relationships with local decision makers in the end markets we serve. In addition, they keep abreast of local market activity by tracking construction, industrial and municipal projects and new and used equipment sales in their area.

Our salespeople are dedicated to maintaining strong relationships with our customers. Our sales structure is customer-account based rather than territory based. Our salespeople serve as the single point of initial contact for all customer needs. They are encouraged to ensure that existing customers continue to choose our company to fulfill their rental needs when those customers expand their operations into new territories. Our salespeople elicit input from customers concerning their equipment needs and communicate this input to our management team. We use this information in our efforts to tailor to local or regional demand the mix of equipment available at each of our rental branches.

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

•                  ensuring strict quality control of our billing and, in the circumstance when we have a payment or other dispute, resolving the dispute quickly; and

•                  providing access to a broad range of rental equipment through our floating fleet and the sharing of equipment among our branches.

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

Growth and Development

Our growth and development department conducts market research on construction activity in potential metropolitan areas and regions in which to establish new branches. We focus on high-growth metropolitan areas to take advantage of strong demand from the construction industry. We also analyze the competitive environment and the demographic outlook of each potential branch location. Once a decision is made to enter a new market, we look for branch sites in industrial areas with convenient freeway access and begin hiring employees to operate the new branch.

Growth at each new location typically occurs in three stages. First, we stock new branches primarily with high reach equipment, including units we already own, to take advantage of our strong expertise in this area. As demand develops at that branch, we add general rental equipment designed for contractor use, as well as additional high reach equipment, followed by ground engaging equipment. Typically, we are able to open a new branch in two weeks or less from the date we obtain possession of the property.

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

We believe we have a competitive advantage over many of our competitors because of our loyal customer base, our reputation for and emphasis on customer service, our ability to provide our customers with new and well-maintained equipment and our ability to transfer equipment in our floating fleet among rental branches in response to changing customer demand. We also believe our entrepreneurial management system and organizational structure enables us to respond to market changes more quickly than many of our competitors.

Technology

We employ diverse technologies that create a highly scalable and reliable environment. Our information systems allow us to make rapid and informed decisions and respond quickly to changing market conditions.

Supported by a team of over 35 IT professionals, we are able to identify and deploy appropriate technology solutions to address our dynamic business needs.

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

•                  Wynne Systems’ RentalMan Software. For the past five years, we have been one of the leading developers for RentalMan software. RentalMan is our primary line-of-business software and is used by many of the top rental companies in North America. With full access to RentalMan source code, we are able to enhance the software independently to address our diverse business needs.

•                  Infor Infinium Financial Management Software. We use Infinium Financial Management software, which is IBM AS/400-based and fully integrated with RentalMan. Infinium is used for financial reporting, payroll and human resource functions, non-purchase order accounts payable transactions, and fixed asset processing.

•                  Centralized Dispatch and Communication Systems. Our dispatch and communication systems enable our dispatchers to make informed decisions quickly and efficiently, facilitate equipment delivery, and route field service vehicles. This allows us to meet our customers’ needs with superior response times.

•                  BlackBerry Technology. We have deployed more than 750 handheld wireless devices, which provide e-mail, telephone, and radio services to our management, sales, and customer service teams. Armed with up-to-the minute information, personnel can make informed, critical business decisions while in the field and away from our networked computer systems.

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

•                  Video Conferencing. Each branch is equipped with state-of-the art video conferencing capabilities. This enables Ahern employees to have direct access to people both within and outside the company without incurring travel expenses. The system allows management to meet and resolve time-sensitive issues quickly. Additionally, the system has the ability to conference all company locations at the same time and is used regularly for company-wide meetings and training.

Seasonality

Our revenues and operating results fluctuate in many of our key markets according to the seasonal rental and purchasing patterns of our customers, with rental and purchasing activity tending to be lower in the winter. This seasonality is accentuated due to higher construction equipment prices during the construction season. As a result of this seasonality, our purchases of equipment and parts usually increase with stronger demand in the second and third quarters, and our inventory and accounts payable correspondingly increase.

Intellectual Property

We have registered the mark “Ahern Rentals” with the United States Patent and Trademark Office.  We own a service mark registered in the state of Nevada that includes the name “Ahern Rentals.” We have registered in the state of Nevada the trade name “Ahern Rentals.” We have also registered in Clark County, Nevada the trade name “Ahern Heavy Equipment.”

Employees

As of December 31, 2007, we had 374 salaried and 1,186 hourly employees, two of which are members of a labor union. The table below sets forth the number of employees assigned to our various departments as of December 31, 2007.

Department	Number of Employees
Service	674
Transportation and risk management	308
Operations	188
Sales and marketing	156
Administration, growth and development, and management information systems	134
Purchasing and parts	100
Total	1,560

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

ITEM 1A. RISK FACTORS

Our business, our 9 ¼% Second Priority Senior Secured Notes due 2013 and our financial performance are subject to the following risks.   If any of the circumstances described in these risk factors occurs, our business, results of operations or financial condition would likely suffer and the value of our outstanding notes could be adversely affected.

Decreases in construction, industrial activities or the convention business could adversely affect our revenues and operating results by decreasing the demand for our equipment or the rental rates or prices we can charge.

Our products and services are used primarily in non-residential construction activity and, to a lesser extent, in residential construction activity, industrial activity and the convention business. Weakness in our end markets, such as a decline in construction, industrial activity or the convention business, has led in the past and may in the future lead to a decrease in the demand for our equipment or the rental rates or prices we can charge. For example, in 2002 and 2003, non-residential construction activity declined significantly from prior periods, which had an adverse effect on our results in 2002 and 2003. Although we have not recently seen significant declines in non-residential construction activity in our principal markets, if such declines occur, our operating results could be adversely affected by decreasing our revenues and gross profit margins.

Certain factors that may cause weakness in the construction industry include:

•                  weakness in the economy or the onset of a recession;

•                  an increase in interest rates;

•                  lack of available financing to fund large development projects;

•                  reductions in corporate spending for plants and facilities or government spending for infrastructure projects;

•                  adverse weather conditions and natural disasters;

•                  terrorism or hostilities involving the United States; and

•                  an increase in the cost of construction materials.

Our operating results are highly dependent on the strength of the Las Vegas economy and that of the other principal market areas in which we operate. In 2005, 2006 and 2007, the percentage of our total revenues attributable to our Las Vegas operations was 37.4%, 35.0% and 32.1%, respectively. An additional 35%, 35%, and 33% were generated in California. Any future weakness in the Las Vegas or California economies could have a material adverse effect on our operations.

Our substantial debt exposes us to various risks.

Our total indebtedness was $538 million at December 31, 2007.  Our substantial indebtedness has the potential to affect us adversely in many ways.  For example, it will or could

•                  increase our vulnerability to adverse economic, industry or competitive developments;

•                  require us to devote a substantial portion of our cash flow to debt service, reducing funds available for other purposes or otherwise constrain our financial flexibility;

•                  affect our ability to obtain additional financing, particularly since substantially all of our assets are subject to security interests relating to existing indebtedness; or

•                  decrease our profitability or cash flow.

Also, if we are unable to service our indebtedness and fund our operations, we will be forced to seek alternatives that may include:

•                  reducing or delaying capital expenditures;

•                  limiting our growth;

•                  seeking additional capital;

•                  selling assets; or

•                  restructuring or refinancing our indebtedness.

If we adopt an alternative strategy, it may not be successful and we may still be unable to service our indebtedness and fund our operations.

If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches. If we expand our operations, we may incur significant transaction expenses and experience risks associated with entering new markets.

Our ability to compete, sustain our growth and expand our operations through new branches largely depends on access to capital. If the cash we generate from our business, together with cash on hand and cash that we may borrow under our bank credit facility, is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing. However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all. In addition, our ability to obtain additional financing is restricted by both the indenture governing our notes and the agreements covering our credit facility.  Although the terms of our existing debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.   If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches. Furthermore, any additional indebtedness that we do incur may make us more vulnerable to the risks described above relative to our substantial debt levels.

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

Our future performance depends on the continued contributions of key management personnel. A loss of one or more of these key people, our inability to attract and retain additional key management personnel, including qualified rental store managers, or the inability of these personnel to manage our operations successfully could harm our business and prevent us from implementing our business strategy. We do not maintain “key man” life insurance, and do not have employment agreements with any of our key employees.

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

Some of our business operations at existing and former branches use, or have used, substances which are or may be considered hazardous or otherwise are subject to applicable environmental requirements. As a result, we may incur liability in connection with the use, management and disposal of these substances. We use hazardous materials such as petroleum products for fueling our rental equipment and vehicles and solvents to clean and maintain rental equipment and vehicles. We incur expenses associated with using, storing and managing these materials in compliance with environmental requirements. We also generate and must manage in accordance with applicable environmental laws and regulations certain used or spent materials such as used motor oil, radiator fluid and solvents. We often seek to reuse, recycle or dispose of these spent materials at offsite disposal facilities in accordance with environmental laws and regulations. We could become liable under various federal, state and local laws and regulations for environmental contamination at off-site facilities where our waste has been disposed of, regardless of whether the waste was disposed of in compliance with environmental requirements.

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

Don F. Ahern, our President and Chief Executive Officer, beneficially owns 97% of our outstanding common stock; his brother, John Paul Ahern, Jr., owns the remaining 3% of our outstanding common stock. As a result, Don F. Ahern controls the outcome of matters submitted to a shareholder vote. Circumstances may occur in which the interests of Don F. Ahern, as our majority shareholder, could conflict with the interests of our noteholders and other creditors.

We purchase a significant amount of our equipment from a small number of manufacturers. Termination of our relationship with any of those manufacturers could have a material adverse effect on our business because we may be unable to obtain adequate rental and sales equipment from other sources in a timely manner or at all.

We purchase most of our rental and sales equipment from a small number of original equipment manufacturers. For example, we acquired from JLG Industries, Inc. more than 27% of all rental equipment we purchased in 2007.  Although we believe we have alternative sources of supply for the rental and sales equipment we purchase in each of our principal product categories, termination of our relationship with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations in the unlikely event that we were unable to obtain adequate rental and sales equipment from other sources in a timely manner or at all.

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

•                  worldwide and domestic demand for used equipment; and

•                  general economic conditions.

Fluctuations in fuel costs or reduced supplies of fuel could harm our business.

One of our competitive advantages is the mobility of our fleet. We could be adversely affected by limitations on fuel supplies or increases in fuel prices that result in higher costs of transporting equipment from one branch to another branch.

ITEM 1B. UNRESOLVED STAFF COMMENTS

                        None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Las Vegas, Nevada. As of March 26, 2008, we operated 43 rental branches in 11 states. We lease the real estate for all of our branches, including in some cases from related parties. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence.” We believe our facilities are sufficient for our current needs. Below is an overview of our branches:

States with Ahern Rentals Branches	Number of Locations
California	15
Nevada	8
Texas	6
Utah	5
Arizona	2
Oregon	2
Colorado	1
New Jersey	1
New Mexico	1
Kansas	1
Oklahoma	1
Total	43

With the exception of our corporate headquarters in Las Vegas, Nevada, each of our properties consists of an equipment lot, a shop facility and an office from which we conduct our local rental operations. These properties are not materially different from each other in size, facilities or purpose. Our Las Vegas headquarters consists of offices and an extensive rental yard. Of our 43 leased properties, 34 are leased from related parties. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence.” Each lease with a related party runs through October 27, 2014, unless earlier terminated.  Annual aggregate rental payments to related parties and unaffiliated third parties under our property leases were $5,983,458 and $1,204,227, respectively, for 2007.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  There is no public trading market for our common equity. On December 31, 2007, there were two holders of record of our common stock.  In 2005, 2006 and 2007, we paid cash distributions to our shareholders in the amount of  $0, $8,469,774 and $10,963,223, respectively. We expect to pay cash distributions in the future.  Our ability to pay distributions is limited by our credit facility and the indenture governing our notes.  On March 24, 2008, our board of directors declared a distribution payable to the shareholders of the Company in the amount of $7,504,432, which is in compliance with the provisions of the indenture governing our notes.  The lenders for our credit facility have approved this distribution and it is expected to be paid on March 31, 2008.

(b) We did not, and our affiliates did not, purchase any of our shares of common equity in the quarter ended December 31, 2007.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical financial data (presented in thousands, except percentages and ratios) of Ahern Rentals, Inc. as of the dates and for the periods indicated.  The selected historical financial data as of December 31, 2003, 2004 and 2005 and for the years ended December 31, 2003 and 2004 have been derived from our audited financial statements that are not included in this report.  The selected historical financial data as of December 31, 2006 and 2007 and for the years ended December 31, 2005, 2006 and 2007 have been derived from our audited financial statements included elsewhere in this report.  We have elected to be treated as an S corporation for federal income tax purposes.  As a result, our shareholders are taxed directly on their respective shares of our income.  Accordingly, no provision or liability for federal and state income tax is included in our financial statements.  These data should be read in conjunction with the financial statements and notes thereto, and with “Item 7 —  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2003		2004		2005		2006		2007
Income Statement Data:
Revenues:
Equipment rentals and related	$99,541		$136,402		$179,858		$236,855		$293,409
Sales of rental equipment	5,723		7,256		11,379		16,600		24,918
Other	5,969		11,411		12,479		12,651		24,238
Total revenues	111,233		155,069		203,716		266,106		342,565
Cost of revenues:
Cost of equipment rental operations, excluding depreciation	48,508		61,086		75,139		92,047		116,285
Depreciation, rental equipment	22,023		28,412		36,900		54,183		73,482
Cost of rental equipment sold	3,836		5,210		8,197		11,457		17,274
Other	4,279		8,804		9,969		9,163		17,005
Total cost of revenues	78,646		103,512		130,205		166,850		224,046
Gross profit	32,587		51,557		73,511		99,256		118,519
Operating expenses:
Selling, general and administrative	18,565		22,961		30,417		37,039		47,408
Non-rental equipment depreciation	2,283		3,006		4,323		5,949		7,435
Total operating expenses	20,848		25,967		34,740		42,988		54,843
Operating income	11,739		25,590		38,771		56,268		63,676
Other income (expense):
Interest expense	(9,155)		(15,488)		(33,388)		(31,152)		(41,844)
Other(1)	1,490		187		214		59		84
Net income	$4,074		$10,289		$5,597		$25,175		$21,916
Other Financial Data:
EBITDA(1)(2)	$37,535		$57,195		$80,208		$116,459		$144,677
EBITDA margin(1)(2)(3)	33.7%		36.9%		39.4%		43.8%		42.2%
Debt to EBITDA ratio	4.53	x	3.97	x	3.69	x	3.46	x	3.72	x
Depreciation	24,306		31,418		41,223		60,132		80,917
Net cash provided by operating activities	19,153		33,588		52,133		93,428		91,031
Net cash provided by (used in) investing activities	2,722		(13,018)		(120,950)		(192,338)		(213,479)
Net cash provided by (used in) financing activities	(21,382)		(20,374)		69,599		98,898		125,023

	As of December 31,
	2003	2004	2005	2006	2007
Balance Sheet Data:
Cash	$718	$914	$1,696	$1,684	$4,260
Rental equipment, net	147,020	180,169	262,843	392,084	518,205
Total assets	208,205	260,406	357,180	509,528	694,351
Total debt	157,962	217,711	295,723	403,329	538,412
Total stockholders’ equity	19,747	24,320	29,917	46,622	57,575

(1)             2003 includes nonrecurring income of approximately $1.3 million relating to a condemnation award.

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

	Year Ended December 31,
	2003	2004	2005	2006	2007
Net income	$4,074	$10,289	$5,597	$25,175	$21,916
Interest expense	9,155	15,488	33,388	31,152	41,844
Depreciation, rental equipment	22,023	28,412	36,900	54,183	73,482
Non-rental equipment depreciation	2,283	3,006	4,323	5,949	7,435
EBITDA	$37,535	$57,195	$80,208	$116,459	$144,677

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

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate. For financial reporting purposes, our revenues are divided into three categories:

•                  Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel. For the year ended December 31, 2007, revenues from equipment rentals and related accounted for approximately 86% of our total revenues. Of equipment rentals and related revenues in that period, 68% were attributable to rentals of high reach equipment, 19% to rentals of general rental equipment, including ground engaging equipment, and 13% to rental related revenues.

•                  Sales of rental equipment includes revenues from the sale of our used rental equipment. For the year ended December 31, 2007, these revenues accounted for approximately 7% of our total revenues.

•                  Other is primarily revenues from the sale of new equipment, merchandise and supplies. For the year ended December 31, 2007, these revenues accounted for approximately 7% of our total revenues.

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

•                  Cost of equipment rental operations, excluding depreciation includes branch personnel costs, the cost of repairing and maintaining rental equipment and our service and delivery vehicles, fuel costs and other costs of transporting our rental equipment (excluding depreciation on our fleet of service and delivery vehicles), occupancy costs and supply costs for our rental locations, and historically (2005), operating lease payments relating to our rental equipment.

•                  Depreciation of rental equipment.

•                  Cost of rental equipment sold which represents the net book value of rental equipment sold.

•                  Other includes the cost of the items we sell, including new equipment, parts, merchandise and supplies.

Operating expenses include all selling, general and administrative expenses (“SG&A”) and depreciation and amortization on non-rental equipment.  Non-rental property and equipment is comprised of all non-rental property and other equipment including our fleet of service and delivery trucks.  SG&A expenses include primarily sales force compensation, administrative payroll, marketing costs, professional fees, and property and casualty insurance.

Our cost of revenues and operating expenses also include lease expense for rental branches and other facilities, several of which we lease from affiliates. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”

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

In addition, our operating results are highly dependent on the strength of the economy of Las Vegas, Nevada. In 2005, 2006, and 2007, the percentage of our total revenues attributable to our Las Vegas operations was 37.4%, 35.0%, and 32.1%, respectively. The rapid growth experienced by the Las Vegas area in recent years has contributed significantly to our revenues. While we expect this growth to continue in the near term, any future weakness in the Las Vegas economy could have a material adverse effect on our results of operations.

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

Recent Developments

On March 20, 2008, we entered into the Incremental Commitment Agreement (the “ICA”), which supplemented and amended the Amended and Restated Loan and Security Agreement, as previously amended, with Bank of America, N.A., as Administrative Agent and Lender, and Wachovia Bank, National Association, as Collateral Agent and Lender. The ICA, among other things, increased maximum borrowings under the loan agreement to $350 million.

The above is a brief summary of the ICA.  See the ICA for a full description of its terms, a copy of which is filed as Exhibit 4.6 to this report.

Results of Operations

2007 Compared to 2006 Compared to 2005

Revenues

Revenues in 2007 increased 29% over 2006.  Revenues in 2006 increased 31% over 2005.  The primary factors contributing to the changes are discussed below.

Equipment rentals and related revenues.   Equipment rentals and related revenues in 2007 increased 24%, or $57 million, over 2006.  These revenues accounted for 86% and 89% of our total revenues for 2007 and 2006, respectively.   Same branch revenues increased 19.2%, or $46 million; the remaining $11 million increase in revenues is from nine new stores opened in 2007.  Additionally, the increased revenues resulted from (1) an increase in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $639 million in 2007 from $474 million in 2006, offset by (2) a decrease in our average dollar utilization to 46% in 2007 from 50% in 2006.  Average rental rates increased 3% in 2007 and average time utilization of our high reach equipment decreased to 70% in 2007 compared to 73% 2006.

Equipment rentals and related revenues in 2006 increased 32%, or $57 million, over 2005.  These revenues accounted for 89% and 88% of our total revenues for 2006 and 2005, respectively.  Same branch revenues increased 30%, or $55 million; the remaining $2 million increase in revenues is from two stores opened in 2006.  Additionally, the increased revenues resulted from (1) an increase in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $474 million in 2006 from $354 million in 2005, offset slightly by (2) a decrease in our average dollar utilization to 50% in 2006 from 51% in 2005.  Although average rental rates increased 4%, average time utilization of our high reach equipment remained about the same at approximately 73% in 2006.

Sales of rental equipment.  Sales of rental equipment in 2007 increased 50% over 2006.  Sales of rental equipment in 2006 increased 46% over 2005.  This increase is attributed to the growth in our rental fleet and the strong retail and secondary market demand for rental equipment.  We sold 37% more equipment units in 2007 compared to 2006; this is comprised of 75% more equipment units sold at auction and 24% more equipment units sold through retail channels.  We have placed increased emphasis on selling equipment at auctions because profit margins realized at auctions are comparable to sales through retail channels and it provides an effective means to dispose of older and under-utilized equipment.

Other revenues.  Other revenues in 2007 increased 92% over 2006.  This change resulted from a combination of the following:  (1) an increase of 128%, or $8 million, in the sale of new equipment due to increased emphasis on such sales, and (2) an increase of 60%, or $4 million, in merchandise and other revenue due to the increased size of our rental fleet.

Other revenues in 2006 increased 1% over 2005.  This change results from a combination of the following:  (1) a decrease of 28%, or $2.3 million, in the sale of new equipment, and (2) an increase of 58%, or $2.5 million, in merchandise and other revenue due to the increased size of our rental fleet.

Cost of Revenues

Cost of revenues in 2007 increased 34% over 2006.  Cost of revenues in 2006 increased 28% over 2005.  As a percentage of revenues, cost of revenues was 65%, 63% and 64% for 2007, 2006 and 2005, respectively. The primary factors contributing to the changes are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2007 increased 26% over 2006.  The increase is due to increased payroll costs, repairs and maintenance costs, and rent and facilities expenses related to the increase in revenues and the opening of nine new rental branches in 2007.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 40% in 2007 compared to 39% in 2006, the increase due mainly to the opening of nine new rental branches in 2007.

Cost of equipment rental operations, excluding depreciation, in 2006 increased 23% over 2005, due mainly to increased payroll costs, repairs and maintenance costs, fuel, and vehicle expenses in support of the increase in equipment available for rent.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 39% in 2006 compared to 42% in 2005, the decrease due mainly to (1) a decrease in 2006 of $2.4 million related to lease expense on equipment now owned by us that was previously under an operating lease that was terminated in September 2005, and (2) economies of scale realized in payroll costs, repairs and maintenance costs, vehicle expenses and occupancy costs related to the branch locations.

Depreciation, rental equipment. Depreciation, rental equipment in 2007 increased 36% over 2006.  The increase results from a combination of $217 million in capital expenditures for rental equipment in 2007, offset by $49 million, at original cost, of equipment disposed of in 2007.

Depreciation, rental equipment in 2006 increased 47% over 2005.  Approximately $1.9 million of the total $17.3 million increase is due to depreciation on equipment owned by us that was previously under an operating lease that was terminated in September 2005.  The remaining $15.4 million increase results from the increased investment in our rental fleet described previously under the caption “—Revenues — Equipment rentals and related revenues.”

Cost of rental equipment sold. Cost of rental equipment sold in 2007 increased 51% over 2006 principally as a result of the 50% increase in the sales of rental equipment described under the caption “—Revenues — Sales of rental equipment.”  The net carrying value of the sold equipment averaged 69% of the selling price in both 2007 and 2006.

Cost of rental equipment sales in 2006 increased 40% over 2005 principally as a result of the 46% increase in the sales of rental equipment described under the caption “—Revenues — Sales of rental equipment.”  However, the main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 69% and 72% of the selling price in 2006 and 2005, respectively.

Other. Other cost of revenues in 2007 increased 86% over 2006.  This increase is due mainly to the 92% increase in other revenues described under the caption “—Revenues — Other revenues.”

Other cost of revenues in 2006 decreased 8% compared to 2005.  This decrease is due mainly to the reduction in sales of new equipment in 2006 described previously under the caption “—Revenues — Other revenues.”

Selling, General and Administrative

SG&A in 2007 increased 28% over 2006. The increase relates to payroll and related costs, rents, travel, professional fees, and other miscellaneous administrative costs.  However, as a percentage of total revenues, SG&A remained the same at 14% for both 2007 and 2006.

SG&A in 2006 increased 22% over 2005.  The increase relates to payroll and related costs, travel, rents, and other miscellaneous administrative costs. However, as a percentage of total revenues, SG&A decreased to 14% in 2006 from 15% in 2005 reflecting improved operating leverage in our business from revenues increasing at a higher rate than SG&A.

Depreciation and Amortization, Non-Rental Property and Equipment

Depreciation and amortization, non-rental property and equipment in 2007 increased 25% over 2006.  This is due to an increased investment in non-rental equipment to an average original cost of $69 million in 2007 from $53 million in 2006.

Depreciation and amortization, non-rental property and equipment in 2006 increased 38% over 2005.  This is due to an increased investment in non-rental equipment to an average original cost of $53 million in 2006 from $42 million in 2005.

Interest Expense

Interest expense in 2007 increased 34% over 2006 due to higher average debt balances in 2007 of $473 million compared to $350 million in 2006 to fund the growth in our fleet of rental and non-rental equipment.  Our weighted average interest rate was 8.4% in both 2007 and 2006.

Interest expense in 2006 decreased 7% compared to 2005.  In 2005, we recorded an approximate $9.0 million loss on debt extinguishment related to a refinancing transaction completed in August 2005.  Excluding this loss on debt extinguishment, interest expense in 2006 increased 28% over 2005 which, despite an approximate 60 basis point reduction in our average interest rate, increased due to higher average debt balances to fund the growth in our fleet of rental and non-rental equipment.  Average debt balances increased in 2006 to $350 million from $251 million in 2005.  Our weighted average interest rate, however, decreased to 8.4% in 2006 from 9.0% in 2005.  See “—Liquidity and Capital Resources.”

Critical Accounting Estimates and Policies

Following is a summary of what we believe are the critical accounting estimates and policies for our Company.  These estimates and the selection and application of these policies often require us to make subjective judgments regarding the effect of matters that are inherently uncertain.

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

Revenue and Cost Recognition. A rental contract may be daily, weekly, or monthly. To enable us to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers, we record unbilled rental revenue and deferred revenue as necessary, based on estimates of the status of open rental contracts as of the end of the reporting period. Revenues from the sale of our used rental equipment and inventories of new equipment and other merchandise and services are recognized at the time of delivery of the product or service to the customer.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value and expands financial statement disclosures about fair value measurements.  On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of SFAS 157 for us until 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS 157 is otherwise effective for us in 2008.  We do not expect adopting the provisions of SFAS 157 will have a material effect on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115, which permits but does not require us to measure financial instruments and certain other items at fair value.  Unrealized gains and losses, if any, on items for which the fair value option has been elected would be reported in earnings.  Because we do not expect to elect to apply the fair value provisions of SFAS 159 to any of our financial instruments, we do not expect SFAS 159 to have any impact on our financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations, which will significantly change the accounting for business combinations and certain other transactions.  SFAS 141R will apply prospectively to business combinations and certain other transactions for which the acquisition date is on or after the start of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited.  Because we are not now contemplating any covered transactions after its effective date, we currently expect that SFAS 141R will not have an impact on our future financial position, results of operations, and operating cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51, which establishes new accounting for the noncontrolling interest in a subsidiary or consolidated variable interest entity and requires that a parent recognize a gain or loss when a subsidiary is deconsolidated measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 will be effective for 2009, and earlier adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries or consolidated variable interest entities with noncontrolling interests, we currently expect that SFAS 160 will not have an impact on our future financial position, results of operations and operating cash flows.

Liquidity and Capital Resources

Indebtedness

Credit Facility.  We have a $350 million revolving credit facility secured by a first priority interest in substantially all of our existing and future acquired assets; this credit facility was increased from $300 million to $350 million on March 20, 2008.  As of December 31, 2007, we had $246.4 million outstanding and $53.3 million of unused availability under the credit facility.  This credit facility is used to finance ongoing working capital needs, capital expenditures, and for general corporate purposes.  Cash flow from operations and net proceeds from the sale of our used rental equipment are applied to reduce borrowings under our credit facility, and our expenditures for rental equipment and other property and equipment increase borrowings under our credit facility.  At any time that borrowing availability falls below $25 million, the facility requires us to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00, a maximum total funded debt to EBITDA ratio of between 4.80 to 1.00 and 4.50 to 1.00 (depending on the then current fiscal quarter) and a minimum time utilization ratio of 45%.  The credit facility contains other usual and customary covenants and default provisions.

As of December 31, 2007, the credit facility had a weighted average interest rate of 6.9% per annum.  The credit facility matures August 21, 2011.

Second Priority Senior Secured Notes.  At December 31, 2007, we had outstanding $290 million principal amount of 9 1/4% Second Priority Senior Secured Notes (the “Second Priority Notes”).  These notes are due August 15, 2013 and are secured on a second priority basis, behind the credit facility, by substantially all of our existing and future acquired assets.

As of December 31, 2007, our weighted average interest rate was approximately 8.2% and our debt totaled $538.4 million.

Loan Covenants and Compliance.  As of December 31, 2007, we were in compliance with the covenants and other provisions of our Credit Facility and the Second Priority Notes.

Credit Rating.    Our credit ratings relating to the Second Priority Notes as of March 20, 2008 were as follows:

Moody’s:	B3

Standard & Poor’s:	B

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by these rating agencies.  Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment as long as our ratings reflect a below investment grade rating.

Liquidity and adequacy of capital resources

Our business is capital intensive. We purchase new equipment both to expand the size and maintain the age of our rental fleet. For 2007, 2006, and 2005, we had total expenditures on rental equipment of $216.5, $195.2 and $127.6 million, respectively.  We expect rental equipment expenditures to decrease in 2008 based on anticipated customer demand.  However, if demand for rental equipment from our customers remains strong, expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment could remain constant or increase depending on the availability of financing.

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

We believe our existing sources of liquidity will be sufficient to meet the cash requirements of our operations for at least the next twelve months.  To the extent the sources of liquidity described above are not sufficient to fund our operations, we may require additional debt or equity financing, access to which will be affected by prevailing economic conditions and financial, business, and other factors, some of which are beyond our control.  In addition, our ability to access additional or alternative sources of capital is restricted by the indenture governing our notes and the terms of the agreements governing our credit facility. See “Item 1A — Risk Factors.”

Sources and uses of cash.  In 2007, we generated cash from operations of $91.0 million, cash from sales of rental equipment of $25.5 million, and net proceeds from borrowings of $138.5 million.  These sources facilitated our ability to purchase $239.0 million of rental equipment and other property, make distributions to our shareholders of $11.0 million, and repay other borrowings and pay debt issuance costs totaling $2.5 million.

Contractual Obligations

At December 31, 2007, we had total payments due under our various contractual obligations as follows.

Type of Obligation	Total	Less than one year	1-3 years	3-5 years	Longer
	(dollars in thousands)
Credit facility(1)	$311,018	$17,398	$34,701	$258,919	$—
Notes(1)	$450,950	$26,825	$53,650	$53,650	$316,825
Other note payable(1)	$2,665	$282	$553	$536	$1,294

Operating lease obligations:(1)
Real estate	$52,523	$7,332	$14,987	$15,243	$14,961
Other	$7,438	$829	$1,659	$1,659	$3,291

(1)          Payments due with respect to a period represent (i) in the case of our credit facility, other debt and the notes, the scheduled principal and interest payments due in the period and (ii) in the case of operating leases, the minimum lease payments due in the period under non-cancelable operating leases. Interest amounts on our credit facility are based on $246.4 million outstanding as of December 31, 2007 and the then applicable rate of interest of 6.9% per year. To the extent amounts are outstanding under our credit facility, we will be obligated to make required payments of principal and interest when due. Interest amounts on other debt are based on annual interest of 6.87% on $2.0 million outstanding as of December 31, 2007. We pay 9.25% interest semi-annually on the notes.

Inflation

Although we cannot accurately predict the likely effect of inflation on our operations, inflation has not had, and we believe it is not likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Transactions

On October 5, 2007 the Company entered into an operating lease agreement for a corporate aircraft.  The lease expires in 2018 and provides for aggregate annual rental commitments of $296,139.  There are early buyout options in years six and 10 of the lease based on a percentage of the original cost of the aircraft, and a buyout option at the end of the lease based on fair market value.  The Company’s principal executive officer and majority shareholder is a joint lessee in this agreement.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair market value of our long-term fixed interest rate debt at December 31, 2007 was $244 million; its carrying value was $290 million. Fair market values were determined from quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test.  Borrowings under the credit facility accrue interest at either (a) prime rate plus zero to 50 basis points for prime rate loans, or at our option (b) LIBOR plus 175 to 225 basis points for LIBOR based loans; the rates charged will fluctuate within these ranges depending on our leverage ratio.  In addition, our credit facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line. An increase in interest of 100 basis points would increase our annual interest expense by $2.5 million based on $246.4 million, which was the amount of outstanding debt under our credit facility as of December 31, 2007.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

        Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15 (a)(2) for a listing of financial statements provided in the section titled “Financial Statements.”

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the filing we make under the Securities Exchange Act of 1934.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we determined that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table is a list of our current directors, executive officers and key employees:

Name	Age	Position
Don F. Ahern	54	President, Chief Executive Officer, Chairman of the Board of Directors, Secretary and Treasurer
Howard L. Brown	65	Chief Financial Officer and Director
Evan B. Ahern	33	Executive Vice President and Director
Mark J. Wattles	47	Director
P. Enoch Stiff	60	Director
Timothy N. Lotspeich	54	Senior Vice President of Risk Management and Transportation
Roy Allen Holland, Jr.	50	Vice President of Operations
Ronald L. Lyster	49	Vice President of Sales and Marketing
Richard L. Weaver	59	Vice President of Purchasing
Mark S. Brown	47	Vice President of Growth and Development
Bruce E. Bilyeu	55	Vice President of Facilities Management and Construction
Michael S. Stigler	40	Vice President and Chief Information Officer
D. Kirk Hartle	42	Vice President of Finance
Lynette L. Patterson	30	Vice President of Human Resources

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

Evan B. Ahern has been our Executive Vice President since March 2004 and joined our board of directors in April 2004. He served as Chief Information Officer from 1998 to May 2007.  Between 1993 and 1998, Mr. Ahern was responsible for managing and implementing our technology infrastructure.  From 1990 through 1993, Mr. Ahern held various other positions with the Company.  Mr. Ahern has been and continues to be involved in nearly every aspect of the Company’s operations.  He spends much of his current time in business development activities, branch level process reengineering and training, and technology integration into every aspect of our business to improve operational efficiencies and effectiveness.  Mr. Ahern is Don F. Ahern’s son.

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

Ronald L. Lyster has been our Vice President of Sales and Marketing since March 2002 and has over 12 years of experience in the equipment rental industry. He has been with Ahern Rentals since 1995 and was promoted to sales manager in 1999. Prior to joining us, from March 1991 through March 1995, Mr. Lyster was a salesman for Alco Products, a supplier of cleaning chemicals and industrial solvents.

Richard L. Weaver has been our Vice President of Purchasing since May 2005. He is responsible for supervising the purchasing of rental equipment and parts, and inventory management. Mr. Weaver has over 30 years of experience with purchasing and materials management. Prior to joining us, from January 2001 to May 2005, Mr. Weaver was Managing Principal of Weaver & Associates, a business management consulting firm specializing in solutions for procurement of supplies and services. From May 1999 to January 2001, Mr. Weaver was a senior manager with KPMG Consulting, LLC (now known as BearingPoint, Inc.), a business management consulting firm, where he consulted clients with respect to procurement solutions. From August 1982 to May 1999, Mr. Weaver was a division manager for Lawrence Livermore National Laboratory, a science laboratory specializing in national security applications. From March 1967 to August 1982, Mr. Weaver was employed by International Business Machines Corporation, where he held various management positions in product manufacturing and inventory management.

Mark S. Brown has been our Vice President of Growth and Development since February 2002 and is responsible for expanding our operations and sales by opening new branches and enhancing our performance in current branches. Mr. Brown has over 28 years of experience in the equipment rental industry. From January 1999 through February 2002, Mr. Brown was branch manager of our Sacramento store, and was responsible for supervising the operations and sales of that store. Prior to joining us, from March 1979 through January 1999, Mr. Brown was an operations manager for Thomas Equipment, an equipment rental company, where he was responsible for the company’s operations and sales.

Bruce E. Bilyeu has been our Vice President of Facilities Management and Construction since March 2005. He is responsible for supervising maintenance and renovation of our existing facilities and construction of our new facilities. Mr. Bilyeu has over 30 years of experience in the construction industry. From June 1995 to March 2005, Mr. Bilyeu served as our Facilities Manager with responsibilities similar to those he now has as a vice president. Prior to joining us, from August 1981 to June 1995, he was the President and sole stockholder of Building Dynamics, Inc., a provider of commercial and residential construction and remodeling services. From 1974 to August 1981, Mr. Bilyeu worked as an estimator and project manager for several general contractors in Las Vegas, Nevada.

Michael S. Stigler joined Ahern Rentals in 2004 as the Director of IT and was promoted to Vice-president and CIO in May 2007.  Mr. Stigler is an experienced business owner, author, and Microsoft Certified systems engineer.  In addition to being a founding partner and former CEO of Tech Results, a Nevada corporation that specialized in custom software development for the gaming industry, Mr. Stigler has owned and operated server computer related businesses over the past 15 years.  Mr. Stigler was among the first of the Microsoft Certified professionals in Las Vegas and helped create Microsoft Certified training programs in the greater Las Vegas area.  Also, Mr. Stigler is the author of several information technology books including SQL Server 2000 Administration (Osborne/McGraw-Hill) and IIS 4 & Proxy Server 2 (Sybex Network Press), which have been translated into multiple languages and are referenced by experts around the world.

D. Kirk Hartle has been our Vice President of Finance since September 2007 and previously served as our Director of Finance since he was hired in February 2004.  His responsibilities include oversight of all accounting and financial reporting for the Company.  During his career, Kirk has held senior management positions in public accounting with KPMG LLP and Deloitte LLP.  Prior to joining Ahern Rentals, Kirk was CFO for five years with a publicly held golf retail and sports entertainment company.  Also, Kirk is the current President of the University of Nevada, Las Vegas Alumni Association and has served on its Board of Directors for 12 years.

Lynette L. Patterson has been our Vice President of Human Resources since September 2007.  She is responsible for all Human Resource functions for the Company including recruitment, employee relations, benefits planning and administration, development of employment practices policies and procedures, and management training programs.  She joined the Company in May 2001 as Payroll Manager.

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

ITEM 11.    EXECUTIVE COMPENSATION

Throughout this report, the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2007, as well our three other most highly compensated executive officers during 2007, are referred to as the “named executive officers.” These individuals are listed in the Summary Compensation Table on page 27. The following compensation discussion and analysis, executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the named executive officers for services provided to us in 2007 and their compensatory arrangements.

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

Base Salary

The primary component of compensation of our executives is base salary. The base salary levels of our executives in 2007 were established based upon: (i) the individual’s background and circumstances, including experience and skills, (ii) our knowledge of competitive factors in our industry, (iii) the job responsibilities of the individual, (iv) our expectations as to the performance and contribution of the individual and our judgment as to the individual’s potential future value to us, (v) prior year salary levels, (vi) prior year performance, (vii) length of service and (viii) with respect to those executives other than the Chief Executive Officer, the recommendations of the Chief Executive Officer. In establishing the current base salary levels, we did not engage in any formal benchmarking activities or engage any outside compensation advisors.

The base salary of named executive officers is intended to provide a competitive base level of pay for the services provided. We believe the fixed base annual salary levels of the named executive officers help us to retain qualified executives and provide a measure of income stability for the named executive officers that reduces pressure to take possibly excessive risks to achieve performance measures under incentive compensation arrangements. The base salaries of some named executive officers may be increased in 2008.

Bonus

All of the named executive officers are eligible for a bonus. In addition, certain employees who are viewed as having an opportunity to directly and substantially contribute to achievement of our short-term objectives are eligible for a bonus.

Our bonuses reward the named executive officers for achieving company financial performance objectives and for demonstrating individual leadership. We believe that, by providing a positive incentive and cash rewards, the bonus plays an integral role in motivating and retaining qualified executives. We also believe the allocation of base salary and incentive compensation opportunities for named executive officers generally represents a reasonable combination of fixed salary compared to variable incentive pay opportunities and reflects our goal of retaining and motivating our named executive officers.

All Other Compensation

Other compensation to the named executive officers in 2007 included eligibility to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans, which are available to employees generally. These payments and other benefits, the amounts of which are not material to us, provide additional compensation and benefits to the named executive officers.

Summary Compensation Table

		Annual Compensation		All Other	Total
Name and Principal Position	Year	Salary	Bonus	Compensation(1)	Compensation
Don F. Ahern	2007	$636,000	$451,948	$—	$1,087,948
President and Chief Executive Officer	2006	624,000	479,821	—	1,103,821

Howard L. Brown	2007	183,462	100,000	4,380	287,842
Chief Financial Officer	2006	180,000	150,000	4,200	334,200

Evan B. Ahern	2007	203,846	250,000	4,380	458,226
Executive Vice President	2006	200,000	200,000	4,200	404,200

Timothy N. Lotspeich	2007	101,923	75,000	—	176,923
Vice President of Risk Management and Transportation	2006	100,000	165,000	—	265,000

Roy Allen Holland, Jr.	2007	122,308	105,000	3,880	231,188
Vice President of Operations	2006	120,000	175,000	2,380	297,380

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

The following table summarizes all compensation paid or accrued for directors’ services and excludes compensation for service as an officer or other employees or reimbursement of expenses.  Our directors who are employees do not receive separate compensation for service on our board of directors.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Comp ($)	Total ($)
Don F. Ahern	$0	$0	$0	$0
Howard L. Brown	0	0	0	0
Evan B. Ahern	0	0	0	0
Mark J. Wattles	0	0	0	0
P. Enoch Stiff	5,000	0	0	0

Our non-employee directors are entitled to receive $3,000 per day for each day they attend a board meeting in addition to travel and other expense reimbursement incidental to board meeting attendance. Mark Wattles waived all amounts owed him on account of service on our board.

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

Evan B. Ahern

Mark J. Wattles

P. Enoch Stiff

Compensation Committee Interlocks and Insider Participation

During 2007, the board of directors was comprised of Don F. Ahern, Howard L. Brown, Evan B. Ahern, Mark J. Wattles and P. Enoch Stiff. Don Ahern is our President and Chief Executive Officer, Mr. Brown serves as our Chief Financial Officer, and Evan Ahern is an Executive Vice President. Don Ahern is primarily responsible for decisions regarding executive compensation. Neither of Mr. Wattles or Mr. Stiff is a current or former officer or employee. There are no interlocking board memberships between our officers and any member of our board of directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock at December 31, 2007, by: (1) each person or entity who owns of record or beneficially 5% or more of any class of our voting securities; (2) each of our named executive officers and directors; and (3) all of our directors and executive officers as a group. Except as noted below, the address for each of the directors and named executive officers is at our principal executive offices c/o Ahern Rentals, Inc., 4241 South Arville Street, Las Vegas, Nevada 89103.

Shares Beneficially Owned(1)
Common Stock
Name	Number of Shares	Percentage of Class
Principal Shareholders, Executive Officers and Directors
Don F. Ahern(2)	970	97%
Howard L. Brown	—	—
Evan B. Ahern	—	—
Timothy N. Lotspeich	—	—
Roy Allen Holland, Jr.	—	—
Enoch Stiff	—	—
Mark Wattles	—	—
Executive Officers and Directors as group (11 Persons)	970	97%

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

DFA Family Limited Partnership

We lease the property that houses our principal executive offices from DFA Family Limited Partnership, of which Don F. Ahern, our President and Chief Executive Officer and a member of our board of directors, is the general partner and which is 1% owned by Don F. Ahern as trustee of the DFA Separate Property Trust and 49.5% owned by each of Don F. Ahern’s two children, including Evan B. Ahern, our Executive Vice President and a member of our board of directors. Our lease payments to DFA Family Limited Partnership totaled $390,502 in 2007. The written lease agreement for this property provides for monthly lease payments of $33,546. Under the lease, the monthly payment increases annually by the greater of (a) 3% of the monthly payment for the prior year or (b) the percentage increase in the Consumer Price Index. The term of the lease continues until October 27, 2014.

DFA, LLC

We lease 32 of our rental branches, as well as our parts warehouse, our dispatch facility, our credit department facility and our payroll facility, from DFA, LLC, of which Don F. Ahern is the managing member and which is 1% owned by Don F. Ahern individually and 99% owned by Don F. Ahern as trustee of the DFA Separate Property Trust. Our aggregate lease payments to DFA, LLC totaled $5,058,478 in 2007. The aggregate monthly lease payments for the properties we lease from DFA, LLC was approximately $492,024 at December 31, 2007. We are party to a written lease agreement for each rental branch we lease from DFA, LLC. Under each lease, the monthly payment increases annually by the greater of (a) 3% of the monthly payment for the prior year or (b) the percentage increase in the Consumer Price Index. The term of each lease continues until October 27, 2014.

Don and Paul, LLC

We lease property housing our Bonanza Road, Las Vegas, Nevada rental facilities from Don and Paul, LLC (“DPLLC”), of which Don F. Ahern is the managing member and which is 85.5% owned by Don F. Ahern as trustee of the DFA Separate Property Trust and 14.5% owned by John Paul Ahern, Jr., Don F. Ahern’s brother. Our lease payments to DPLLC totaled $523,978 in 2007.

The written lease agreement for this property provides for monthly lease payments of $45,014. Under the lease, the monthly payment increases annually by the greater of (a) 3% of the monthly payment for the prior year or (b) the percentage increase in the Consumer Price Index. The term of the lease continues until October 27, 2014.

Xtreme Manufacturing, LLC

We purchase forklifts and other equipment from Xtreme Manufacturing, LLC (“Xtreme”), of which Don F. Ahern is the managing member and which is 96.6% owned by Don F. Ahern as trustee of the DFA Separate Property Trust. We purchased approximately $43.1 million of equipment from Xtreme in 2007.  Xtreme paid us a $1 million rebate in January 2008 related to equipment we purchased from Xtreme in 2007.

In addition, Xtreme’s employees participate in the health plans and the 401(k) retirement plan that we make available to our employees. Xtreme directly pays the costs associated with its employees’ participation in the 401(k) retirement plan and reimburses us for our costs associated with its employees’ participation in the medical and dental plans.

A&K 67, LLC

We have a verbal agreement for the part-time use of a boat owned by A&K 67, LLC, which is 25% owned by Don F. Ahern as trustee of the DFA Separate Property Trust. Our payments to A&K 67, LLC pursuant to this agreement totaled approximately $43,100 in 2007. The verbal agreement provides for monthly payments of approximately $3,590. The agreement is terminable on reasonable notice.

XFS, Inc.

XFS, Inc. (“XFS”), of which Don F. Ahern is President and which is wholly owned by Don F. Ahern as trustee of the DFA Separate Property Trust, engages in lease financing transactions in which XFS purchases equipment from us for the purpose of leasing the equipment to third-party lessees. XFS purchased $124,391 of equipment from us in 2007.

Hutt Aviation

We entered into an Aircraft Management and Operating Agreement (the “Aircraft Agreement”) with Hutt Aviation, Inc. (“Hutt”) in September 2006. Don F. Ahern, our President, Chief Executive Officer and Chairman of the board of directors, owns 50% of the outstanding capital stock of Hutt. Under the Aircraft Agreement, Hutt operates our Cessna CE-525 aircraft (the “Aircraft”) both for our use and for charter flights for others; as of March 20, 2008, Hutt has not yet operated the Aircraft for charter flights. We paid or reimbursed Hutt $100,461 in 2007 and $80,398 in 2006 for fees and expenses it incurred in operating the Aircraft, including without limitation flight crew salaries and benefits and crew training. Hutt has agreed to pay us $1,400 per hour of time the Aircraft is used for charter flights for others; Hutt has not paid us any amount because the Aircraft has not yet been used for charter flights for others.

Other

Don F. Ahern is a co-obligor under two de minimis financing arrangements.

Director Independence

The board of directors has determined that Mark Wattles and P. Enoch Stiff are independent under the standards set forth in NASDAQ Marketplace Rule 4200.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

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

ITEM 14.    PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The following table presents the aggregate fees for professional audit services rendered by our independent registered public accounting firm, Piercy Bowler Taylor & Kern for the audit of our annual financial statements for the year ended December 31, 2007 and fees billed for other services rendered by Piercy Bowler Taylor & Kern.

	2006	2007
Audit Fees(1)	$113,353	$110,278
Audit-Related Fees(2)	31,010	51,014
Tax Fees(3)	19,436	18,414
Total	$163,799	$179,706

(1)	Audit fees are exclusively related to our annual financial statement audit.

(2)	Audit related fees are related to quarterly review services, comfort letters, consents and other services related to SEC matters.

(3)	Fees for tax services consisted of:
	•	Tax compliance and planning services;
	•	Federal, state and local income tax return assistance;
	•	sales and use, property and other tax return assistance; and
	•	Assistance with tax audits and appeals.

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

Report of Independent Registered Public Accounting Firm

Board of Directors

Ahern Rentals, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Ahern Rentals, Inc. as of December 31, 2007 and 2006, and the related statements of income, retained earnings and cash flows for each of the three years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ahern Rentals, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants
Las Vegas, Nevada
March 27, 2008

AHERN RENTALS, INC.

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS

Cash	$4,259,820	$1,684,467
Accounts receivable, net of allowance of $1,548,781 and $1,777,843	51,436,430	43,881,043
Inventories	56,058,479	22,877,734
Rental equipment, net	518,204,594	392,084,311
Other property and equipment, net	49,760,395	35,735,561
Debt issuance costs, net of amortization	9,712,193	9,218,931
Other	4,918,739	4,045,890
	$694,350,650	$509,527,937

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Revolving credit facility	$246,417,768	$201,191,138
Accounts payable	73,731,095	42,231,691
Accrued expenses	21,748,901	17,345,029
Second priority senior secured notes	292,883,697	200,000,000
Other note payable	1,993,874	2,137,616
	636,775,335	462,905,474

Stockholders’ Equity

Common stock, no par or stated value, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915,214	5,915,214
Retained earnings	51,660,101	40,707,249
	57,575,315	46,622,463

	$694,350,650	$509,527,937

See notes to financial statements

AHERN RENTALS, INC.

STATEMENTS OF INCOME AND RETAINED EARNINGS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
REVENUES
Equipment rentals and related	$293,408,532	$236,854,896	$179,858,132
Sales of rental equipment	24,918,195	16,600,071	11,379,464
Other	24,238,409	12,651,345	12,478,538

	342,565,136	266,106,312	203,716,134
COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent of $3,916,512, $2,821,921 and $2,465,720	116,284,758	92,046,610	75,139,147
Depreciation, rental equipment	73,481,682	54,183,466	36,900,504
Cost of rental equipment sold	17,273,833	11,456,548	8,196,968
Other	17,005,434	9,163,040	9,968,582
	224,045,707	166,849,664	130,205,201

GROSS PROFIT	118,519,429	99,256,648	73,510,933

OPERATING EXPENSES
Selling, general, and administrative, including related party rent of $2,066,946, $1,226,271 and $913,048	47,408,356	37,038,952	30,417,105
Depreciation and amortization, non-rental property and equipment	7,434,810	5,949,047	4,322,494
	54,843,166	42,987,999	34,739,599

OPERATING INCOME	63,676,263	56,268,649	38,771,334

OTHER INCOME (EXPENSE)
Interest expense	(41,843,650)	(31,152,343)	(24,401,557)
Loss on debt extinguishment	—	—	(8,986,690)
Other, net	83,462	59,199	213,722

NET INCOME	$21,916,075	$25,175,505	$5,596,809

RETAINED EARNINGS, BEGINNING OF PERIOD	$40,707,249	$24,001,518	$18,404,709
Net income	21,916,075	25,175,505	5,596,809
Distributions	(10,963,223)	(8,469,774)	—
RETAINED EARNINGS, END OF PERIOD	$51,660,101	$40,707,249	$24,001,518

See notes to financial statements

AHERN RENTALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
OPERATING ACTIVITIES:

Net income	$21,916,075	$25,175,505	$5,596,809
Adjustments to reconcile net income to net cash provided by operating activities:
Gross profit on disposition of property and equipment	(7,628,878)	(5,071,996)	(3,233,912)
Depreciation and amortization of property and equipment	80,916,492	60,132,513	41,222,998
Amortization of debt issuance costs	1,978,275	1,847,098	1,795,656
Amortization of premium on senior secured notes	(491,303)	—	—
Bad debts	81,181	261,367	943,818
Amortization of deferred gain and rent payments	—	—	(1,234,430)
Non-cash loss on debt extinguishment	—	—	2,644,451
Non-cash interest	—	—	1,326,419
Changes in operating assets and liabilities:
Accounts receivable	(7,636,568)	(7,071,170)	(9,333,365)
Inventories	(33,180,745)	(8,962,350)	(6,561,029)
Other	(827,021)	(918,556)	818,681
Accounts payable	31,499,404	24,799,762	10,591,007
Accrued expenses	4,403,872	3,236,226	7,555,826
Net cash provided by operating activities	91,030,784	93,428,399	52,132,929

INVESTING ACTIVITIES:
Purchases of rental equipment	(216,508,689)	(195,156,723)	(109,761,047)
Purchases of other property and equipment	(22,511,827)	(14,255,147)	(11,038,856)
Proceeds from sales of rental equipment and other property	25,541,957	17,073,924	11,723,606
Early buyout of rental equipment under sale/leaseback	—	—	(21,612,615)
Refund of deposit under sale/leaseback	—	—	8,731,065
Collections of amounts due from shareholders and affiliate	—	—	1,007,201
Net cash used in investing activities	(213,478,559)	(192,337,946)	(120,950,646)

FINANCING ACTIVITIES:
Proceeds from borrowings	585,566,193	386,449,211	488,161,601
Repayment of borrowings	(447,108,305)	(278,843,454)	(411,476,222)
Debt issuance costs paid	(2,471,537)	(237,500)	(7,085,952)
Distributions	(10,963,223)	(8,469,774)	—
Net cash provided by financing activities	125,023,128	98,898,483	69,599,427
NET INCREASE (DECREASE) IN CASH	2,575,353	(11,064)	781,710
CASH, BEGINNING OF PERIOD	1,684,467	1,695,531	913,821
CASH, END OF PERIOD	$4,259,820	$1,684,467	$1,695,531

See notes to financial statements

AHERN RENTALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Nature of business.  The Company operates a comprehensive equipment rental and sales business servicing a customer base that includes construction and industrial companies, municipalities, manufacturers, utilities, homeowners and others in Nevada, California, Arizona, Texas, Colorado, Utah, Oregon, New Mexico, Kansas, Oklahoma, and New Jersey.  Each of the Company’s 43 equipment rental and sales branches is considered a separate profit center.  All profit centers are aggregated into one reportable segment because they offer similar products and services in similar markets and the factors that influence management’s strategic decisions are comparable.

Concentrations.  Realization of the Company’s receivables (which are uncollateralized) and its future operations, could be affected by adverse changes in economic conditions in Las Vegas, Nevada, and elsewhere in the Company’s principal market areas in the southwestern United States, particularly in the construction industry.  Approximately 32%, 35%, and 37% of the Company’s total revenues were generated in Las Vegas during 2007, 2006, and 2005, respectively.  An additional 33%, 35%, and 35% were generated in California.

Accounts receivable are carried, net of an appropriate allowance, at their estimated collectible value.  The Company manages its concentrations of credit risk by evaluating the credit worthiness of customers before credit is extended and monitoring it thereafter.  When material amounts of credit are extended to a single customer in connection with a construction project, the Company usually has the right to, and does, lien the project if the customer fails to pay.  Since customer credit is generally extended on a short-term basis, receivables do not bear interest, although a finance charge may be applied to accounts that are more than 90 days past due.  Accounts receivable are periodically evaluated for collectibility, and the allowance for doubtful accounts is adjusted as necessary based primarily on customers’ past credit history and current financial condition, general and local economic conditions, and the relative strength of the Company’s relationship with the customer and its legal position and the cost of related proceedings.  Accounts for which no payments have been received for three consecutive months are considered delinquent, and customary collection efforts are initiated.  Accounts are written off at the time that all collection efforts have been exhausted and the likelihood of collecting the outstanding balance is remote.  The maximum losses that the Company would incur if a customer failed to both pay amounts owed and return the rental equipment would be limited to the recorded amount due after any allowances provided, plus the carrying value of the related equipment less insurance recovery, if any.

Use of estimates.  Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts, some of which may require revision in future periods.

Inventories.  Inventories (Note 2) are valued at the lower of market or cost determined by the average cost method, except for new serialized equipment units held for sale, the cost of which is determined using the specific identification method.

Property and equipment and depreciation and amortization.  Property and equipment, including revenue-producing rental equipment (Note 3), is stated at cost.  Depreciation and amortization is provided by the straight-line method to an estimated salvage value over the estimated useful lives of the assets, typically 3-10 years which

AHERN RENTALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

for leasehold improvements (which are not material) is limited to the lease term.  Costs we incur that extend the useful life of our equipment are capitalized and amortized over the remaining useful life of the related asset.  Ordinary repair and maintenance costs are expensed to operations as incurred.

Income taxes.  The Company has elected to be an “S corporation” for federal income tax purposes.  Therefore, no provision or liability for federal and state income tax has been included in the accompanying financial statements.  However, differences between income tax and financial statement reporting methods have temporarily caused the Company’s basis of its assets for income tax reporting purposes to be substantially less than financial reporting due primarily to differences in depreciation expenses.

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

Revenue related to rental equipment is recognized as earned over the contract term.  Revenue related to sales of used rental equipment and inventories is recognized at the time of delivery to the customer.  The Company may provide 30, 60, or 90 day warranties or maintenance services with the products sold.  However, revenue from warranties and service contracts sold separately is not material.

Sales tax amounts collected from customers have been recorded on a net basis; that is, such amounts are not recorded as revenue but rather as a liability payable to the appropriate governmental agency (see Note 8).

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

•                       Depreciation on rental equipment.

•                       Cost of rental equipment sold.  This represents the net book value of rental equipment sold.

•                       Other.  This includes the cost of items sold, including new equipment, parts, merchandise and supplies.

Debt issuance costs.  Costs relating to borrowings are deferred and amortized to interest expense using the straight line method, which does not differ materially from the effective interest method, over the terms of the related borrowings.  As of December 31, 2007 and 2006, debt issuance costs shown in the accompanying balance sheet are net of accumulated amortization of $5,402,720 and $3,424,445, respectively.

AHERN RENTALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Advertising.  Advertising costs are charged as incurred to selling, general, and administrative operating expenses and amounted to $459,858, $372,150, and $346,510 for 2007, 2006, and 2005, respectively.

Legal defense costs.  Legal and related defense costs in connection with pending or threatened litigation or other disputes, if any, are not included in accruable estimated losses but rather are recorded as period costs as incurred.

Accounts payable.  Checks payable to vendors are written from our zero balance controlled disbursements bank account and remain classified as accounts payable until cleared by our bank.  Checks released but uncleared and included in accounts payable at December 31, 2007 and 2006 were approximately $9.0 million and $15.5 million, respectively.

2.  Inventories:

Inventories, excluding used equipment held for rental (Note 3), consist of the following as of December 31:

	2007	2006
Equipment	$41,134,588	$12,695,100
Parts	13,466,813	9,603,908
Accessories	1,457,078	578,726
	$56,058,479	$22,877,734

3.  Property and equipment:

Property and equipment consists of the following as of December 31:

	2007	2006
Revenue-producing rental equipment	$732,954,494	$563,844,938
Less accumulated depreciation	(214,749,900)	(171,760,627)
Rental equipment, net	$518,204,594	$392,084,311

Trucks, other equipment and leasehold improvements	$79,416,062	$58,856,408
Construction in progress	316,952	148,368
	79,733,014	59,004,776
Less accumulated depreciation and amortization	(29,972,619)	(23,269,215)
Property and other equipment, net	$49,760,395	$35,735,561

4.  Debt:

Revolving Credit Facility.  The Company has a senior secured revolving credit facility with a group of institutional lenders providing for an aggregate commitment of up to $300 million subject to a borrowing base test of eligible accounts receivable, rental equipment, transportation equipment and inventories.  This facility is secured by a first priority security interest in substantially all of the Company’s existing and future acquired assets.

Borrowings accrue interest at either (a) prime rate plus zero to 50 basis points for prime rate loans, or at the Company’s option (b) London Interbank Offered Rate (“LIBOR”) plus 175 to 225 basis points for LIBOR based loans; the rates charged will fluctuate within these ranges depending on the Company’s leverage ratio.  At any time that borrowing availability falls below $25 million, the facility requires us to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00, a maximum total funded debt to EBITDA ratio of between 4.80 to 1.00 and 4.50 to 1.00 (depending on the then current fiscal quarter) and a minimum time utilization ratio of 45%.  The credit facility contains other usual and customary covenants and default provisions.

AHERN RENTALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

As of December 31, 2007, the Company had unused availability of approximately $53.3 million.  The weighted average interest rate for 2007, 2006, and 2005 was 7.2%, 7.2%, and 6.3%, respectively.  This facility matures August 21, 2011.

Second Priority Senior Secured Notes.  In August 2005, the Company issued $200 million principal amount of 9¼ % Second Priority Senior Secured Notes (“Second Priority Notes”) under an indenture.  The proceeds from this transaction were principally used to pay off prior debt and pay down the Revolving Credit Facility.  As a result of this transaction, the Company recorded a loss on debt extinguishment of approximately $8.9 million.

The Company issued, at a premium, an additional $90 million in Second Priority Notes in January 2007; the proceeds of this transaction of approximately $91.4 million, after deducting fees and expenses of about $2 million, were used to repay a portion of amounts outstanding under the Revolving Credit Facility.  The Second Priority Notes are due August 15, 2013, bear interest at 9¼ % payable semi-annually on each February 15 and August 15 and are secured on a second priority basis, behind the Revolving Credit Facility, by substantially all of the Company’s existing and future acquired assets.

Note payable consists of a note for a corporate aircraft.  The note bears interest at prime minus 38 basis points, monthly payments approximate $20,000, and the note matures in October 2014 with a balloon payment of approximately $860,000.

Maturities of debt, including the Revolving Credit Facility, as of December 31, 2007, are as follows:

2008	$150,151
2009	156,846
2010	163,839
2011	246,588,912
2012	178,775
Thereafter	291,173,119
$538,411,642

5.  Related party transactions:

The Company purchases forklifts and certain other equipment from an entity controlled by the Company’s majority shareholder.  In addition, the affiliate’s employees participate in the Company’s employee benefit programs, including its workers’ compensation program, and the affiliate pays its costs related thereto.  During 2007 and 2006, the Company purchased from the affiliate approximately $43.1 million and $29.0 million of equipment, respectively.  Xtreme paid us a $1 million rebate in January 2008 related to equipment we purchased from Xtreme in 2007.  This rebate was accrued in 2007 and is recorded in Other Assets in the accompanying balance sheet and Other Revenues in the accompanying Statement of Income and Retained Earnings.

The indenture that governs the Company’s Second Priority Notes restricts its ability to pay distributions.  Generally, the Company can pay (1) up to fifty percent of its cumulative net income for the period commencing October 1, 2005 to the end of its most recently completed fiscal quarter, and (2) an additional amount up to $5 million in the aggregate over the life of the indenture.  In 2007 and 2006, the Company paid distributions of $10,963,223 and $8,469,774 respectively, to its shareholders.

See also Note 6.

6.  Commitments and contingencies:

Related party operating leases.  The Company leases property from a partnership owned and controlled by Don F. Ahern and members of his family.  Also, the Company leases the majority of the real estate used in the Company’s equipment rental operations from commonly-controlled affiliates.  These leases provide for annual rent increases equal to the greater of 3% or the consumer price index, as defined, and generally expire October 27, 2014, with no

AHERN RENTALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

renewal provisions.  The aggregate annual payment commitment under all related party leases as of December 31, 2007 is approximately $6.6 million.  In addition, the Company is responsible for any maintenance costs under the leases.

Other operating leases.  In April 2006, the Company entered into an operating lease agreement expiring in 2016 for a corporate aircraft.  The annual rental commitment at December 31, 2007 is $547,153.  The monthly rental payment floats with changes in the 30-day LIBOR rate.  There are early buyout options in years 3 and 9 based on a percentage of the original cost of the aircraft, and the buyout option at the end of the lease is at fair market value.  The Company’s principal officer and majority shareholder is a joint lessee and effectively a guarantor in this agreement.

In October 2007, the Company entered into an operating lease agreement for a corporate aircraft that expires in 2018.  The aggregate annual rental commitment at December 31, 2007 is $296,139.  There are early buyout options in years 6 and 10 of the lease based on a percentage of the original cost of the aircraft, and a buyout option at the end of the lease at fair market value.  The Company’s principal officer and majority shareholder is a joint lessee in this agreement.

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

Future obligations over the primary terms of the Company’s long-term related party and other operating leases as of December 31, 2007, are as follows:

Year ending December 31,	Related party	Other	Total
2008	$6,632,948	$1,528,192	$8,161,140
2009	6,807,218	1,444,816	8,252,034
2010	7,011,432	1,382,230	8,393,662
2011	7,221,780	1,261,452	8,483,232
2012	7,438,436	980,387	8,418,823
Thereafter	14,205,190	4,046,872	18,252,062
Total	$49,317,004	$10,643,949	$59,960,953

The Company incurred a total of $7,187,685, $5,229,351, and $6,711,570 in operating lease rent expense during 2007, 2006, and 2005, including $5,983,458, $4,048,192, and $3,378,768, respectively, in connection with the related party leases.

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

Miscellaneous legal matters.  The Company is currently a defendant in certain legal matters arising in the ordinary course of business.  In the opinion of management, the outcome of these actions are not likely to have a material effect on the future financial position, results of operations or cash flows of the Company.  Since the Company is unable to reasonably estimate losses, if any, to be incurred, no estimated losses are accrued as of December 31, 2007.

AHERN RENTALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

7.  Fair value of financial instruments:

The carrying amounts at December 31, 2007, for cash, accounts receivable, accounts payable, accrued expenses and debt, excluding the Second Priority Notes, approximate their fair market values due to the short maturity of these instruments, or because the related interest rates approximate current market rates.  The estimated fair market value of the Second Priority Notes was $244.3 million based on quoted market prices; the carrying amount was $290.0 million.

8.  Accrued expenses:

Accrued expenses consist of the following as of December 31:

	2007	2006
Interest payable	$11,595,581	$8,266,069
Payroll and related taxes payable	3,101,232	2,945,234
Worker’s compensation and health insurance reserves	2,663,259	1,818,121
Sales tax payable	2,507,543	2,111,978
Other	1,881,286	2,203,627
Total	$21,748,901	$17,345,029

9.  Supplemental cash flow information

	2007	2006	2005
Noncash financing and investing activities
Unamortized deferred gain and rent payments recognized as a reduction of the acquisition price of repurchased rental equipment subject to sale/leaseback	—	—	$3,746,864
Cash paid for interest	$37,027,166	$28,402,760	$16,249,982

10.  Subsequent events

On March 20, 2008, the Company increased the commitment on its credit facility from $300 million to $350 million.  There were no other material changes to the credit facility as a result of this amendment.

On March 24, 2008, the Company’s board of directors declared a distribution payable of $7,504,432 to the Company’s shareholders.  This distribution is expected to be paid March 31, 2008.

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

4.4	Amendment No. 1, dated as of August 21, 2006, to Amended and Restated Loan and Security Agreement, dated as of August 18, 2005.(3)
4.5	Amendment No. 3, dated as of October 24, 2007, to Amended and Restated Loan and Security Agreement, dated as of August 18, 2005.(4)
4.6	Incremental Commitment Agreement, dated March 20, 2008, to Amended and Restated Loan and Security Agreement, dated as of August 18, 2005.
10.1	Aircraft Lease Agreement between Banc of America Leasing & Capital, LLC, as Lessor and Ahern Rentals, Inc. and Don F. Ahern, as Lessee dated as of October 5, 2007.(5)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act).
31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)             Incorporated herein by reference to our Current Report on Form 8-K, filed with the SEC on October 24, 2007.

(5)             Incorporated herein by reference to our Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2008.

AHERN RENTALS, INC.

By:	/s/ DON F. AHERN
Don F. Ahern
Chairman of the Board, Chief Executive
Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 2008.

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