Form 10-Q
period 2008-03-31
AHERN RENTALS INC
filed 2008-05-15
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2008
Common Stock, no par value per share	1,000 shares

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

AHERN RENTALS, INC.

PART I	FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

AHERN RENTALS, INC.

Balance Sheets

March 31, 2008 and December 31, 2007

	MARCH 31,	DECEMBER 31,
	2008	2007
	(Unaudited)
ASSETS

Cash	$3,578,531	$4,259,820
Accounts receivable, net of allowance of $1,603,406 and $1,548,781	53,458,976	51,436,430
Inventories	44,861,660	56,058,479
Rental equipment, net	530,859,817	518,204,594
Other property and equipment, net	52,596,187	49,760,395
Debt issuance costs, net	9,464,871	9,712,193
Other	3,822,576	4,918,739
	$698,642,618	$694,350,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Revolving credit facility	$290,282,097	$246,417,768
Accounts payable	45,729,508	73,731,095
Accrued expenses	15,469,029	21,748,901
Second priority senior secured notes	292,755,531	292,883,697
Other note payable	1,956,948	1,993,874
	646,193,113	636,775,335

Stockholders’ Equity

Common stock, no par, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915,214	5,915,214
Retained earnings	46,534,291	51,660,101
	52,449,505	57,575,315
	$698,642,618	$694,350,650

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Income and Retained Earnings (Unaudited)
Three-Month Periods Ended March 31, 2008 and 2007

	2008	2007
REVENUES

Equipment rentals and related	$78,511,690	$63,524,684
Sales of rental equipment	4,517,238	4,230,304
Other	10,491,997	3,353,691

	93,520,925	71,108,679

COST OF REVENUES

Cost of equipment rental operations, excluding depreciation, including related party rent expense of $1,283,275 and $832,024	31,517,488	25,371,018
Depreciation, rental equipment	21,357,267	16,451,416
Cost of rental equipment sold	2,539,246	2,866,538
Other	9,395,275	2,531,242

	64,809,276	47,220,214

GROSS PROFIT	28,711,649	23,888,465

OPERATING EXPENSES

Selling, general, and administrative, including related party rent expense of $525,081 and $467,157	12,904,550	10,105,780
Depreciation and amortization, non-rental property and equipment	2,257,626	1,687,470

	15,162,176	11,793,250

OPERATING INCOME	13,549,473	12,095,215

OTHER INCOME (EXPENSE)

Interest expense	(11,204,250)	(9,595,823)
Other, net	33,399	22,516

NET INCOME	$2,378,622	$2,521,908

RETAINED EARNINGS, BEGINNING OF PERIOD	$51,660,101	$40,707,249

Net income	2,378,622	2,521,908
Distributions	(7,504,432)	(7,509,618)

RETAINED EARNINGS, END OF PERIOD	$46,534,291	$35,719,539

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Cash Flows (Unaudited)
Three-Month Periods Ended March 31, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES:

Net income	$2,378,622	$2,521,908
Adjustments to reconcile net income to net cash provided by operating activities:
Gross profit on disposition of property and equipment	(1,992,354)	(1,359,744)
Depreciation and amortization of property and equipment	23,614,893	18,138,886
Amortization of debt issuance costs	522,322	479,531
Amortization of premium on senior secured notes	(128,166)	(106,805)
Bad debts	54,124	(137,615)

Changes in operating assets and liabilities:
Accounts receivable	(2,076,670)	3,288,471
Inventories	11,196,819	715,267
Other	1,170,207	963,478
Accounts payable	(28,001,587)	(2,773,650)
Accrued expenses	(6,279,872)	(3,319,152)
Net cash provided by operating activities	458,338	18,410,575

INVESTING ACTIVITIES:
Purchases of rental equipment	(36,678,092)	(37,093,523)
Purchases of other property and equipment	(5,130,088)	(5,585,995)
Proceeds from sales of rental equipment and other property	4,620,582	4,462,688
Net cash used in investing activities	(37,187,598)	(38,216,830)

FINANCING ACTIVITIES

Proceeds from borrowings	143,150,215	201,997,495
Repayment of borrowings	(99,322,812)	(172,848,988)
Debt issuance costs paid	(275,000)	(2,029,353)
Distributions	(7,504,432)	(7,509,618)
Net cash provided by financing activities	36,047,971	19,609,536
NET DECREASE IN CASH	(681,289)	(196,719)
CASH, BEGINNING OF PERIOD	4,259,820	1,684,467
CASH, END OF PERIOD	$3,578,531	$1,487,748

See notes to financial statements.

AHERN RENTALS, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007(UNAUDITED)

1.   Basis of presentation

The accompanying unaudited interim financial statements are prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”) and the interim reporting requirements applicable to Form 10-Q.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2008, and for all periods presented.  These unaudited financial statements should be read in conjunction with the Company’s 2007 Form 10-K from which the balance sheet information as of December 31, 2007 is derived.  Interim operating results are not necessarily indicative of operating results to be expected for the full year.

2.   Related party transactions

During the three-month periods ended March 31, 2008 and 2007, the Company purchased approximately $11.0 million and $10.8 million of equipment, respectively, from an entity controlled by the Company’s principal executive officer and majority shareholder.

On March 31, 2008, the Company paid a distribution of $7,504,432 to its shareholders.

3.   Revolving credit facility

On March 20, 2008, the Company obtained an increased commitment on its credit facility to $350 million from $300 million.  There were no other material changes to the credit facility.

4.   Contingencies

The Company is a defendant in certain legal matters arising in the ordinary course of business.  In the opinion of management, the outcome of these matters is not likely to have a material effect on the future financial position, results of operations or cash flows of the Company.  Since the Company is unable to reasonably estimate minimum losses, if any, to be incurred, no losses are accrued as of March 31, 2008.

5.   Reclassifications

Certain amounts in the 2007 Statements of Income and Retained Earnings have been reclassified to conform to the current year presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this quarterly report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 contained in our 2007 Annual Report on Form 10-K.

Overview

Through our network of 44 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities.  The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools.  Accordingly, our business is capital intensive, and our profitability and cash flows depend upon the availability and terms of financing.  See “Liquidity and Capital Resources.”

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate.  For financial reporting purposes, our revenues are divided into three categories:

•                  Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel.  For the quarter ended March 31, 2008, revenues from equipment rentals and related accounted for approximately 84% of our total revenues.  Of equipment rentals and related revenues in that period, 68% were attributable to rentals of high reach equipment, 19% to rentals of general rental equipment, including ground engaging equipment, and 13% to rental related revenues.

•                  Sales of rental equipment includes revenues from the sale of our used rental equipment.  For the quarter ended March 31, 2008, these revenues accounted for approximately 5% of our total revenues.

•                  Other is primarily revenues from the sale of new equipment, merchandise and supplies.  For the quarter ended March 31, 2008, these revenues accounted for approximately 11% of our total revenues.

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

•                  Depreciation on rental equipment.

•                  Cost of rental equipment sold represents the net book value of rental equipment sold.

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

Our cost of revenues and operating expenses also include lease expenses for rental branches and other facilities, several of which we lease from affiliates.

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

Recent Developments

In April 2008, we opened our 44th branch, located in El Paso, Texas.  We lease the real property on which this branch is located from an unrelated party.

Results of Operations

Three-Month Period Ended March 31, 2008 (“2008”) Compared to the Three-Month Period Ended March 31, 2007 (“2007”).

Revenues

Revenues in 2008 increased 32%, or $22.4 million, over 2007.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2008 increased 24%, or $15.0 million, over 2007.  These revenues accounted for 84% and 89% of total revenues in 2008 and 2007, respectively.  Same branch revenues increased 17%, or $11 million; the remaining $4 million increase in revenues is from five new branches opened after the first quarter of 2007.  Additionally, the increased revenues resulted from (1) an increase in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $747 million in 2008 from $580 million in 2007, offset slightly by a decrease in our average dollar utilization to 42% in 2008 from 44% in 2007.  Although average rental rates increased 1%, average time utilization of our high reach equipment remained at 67% for both 2008 and 2007.

Sales of rental equipment.  Sales of rental equipment in 2008 increased 7% over 2007 due mainly to an approximate 9% increase in the number of units sold in 2008.

Other revenues.  Other revenues in 2008 increased 213%, or $7.1 million, over 2007.  Approximately $4.9 million of the increased revenues relates to the sale of a group of new equipment units held for resale; these units were sold in March 2008 for a small loss.  Excluding this transaction, other revenues in 2008 increased 67% over 2007, mostly due to new equipment sales.  We sold more than three times the number of new equipment units in 2008 than in 2007.  This increase is mainly attributable to the hiring of a salesperson in the summer of 2007 who focuses on new equipment sales.

Cost of Revenues

Cost of revenues in 2008 increased 37% over 2007.  As a percentage of revenues, cost of revenues was 69% in 2008 and 66% in 2007.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2008 increased 24% over 2007 due mainly to increased payroll costs, repairs and maintenance, fuel and vehicle expenses in support of the increased size of our fleet.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 40% in both 2008 and 2007.

Depreciation, rental equipment.  Depreciation, rental equipment in 2008 increased 30% over 2007 due to the increased investment in our rental fleet described previously under the caption “–Revenues –Equipment rentals and related revenues.”

Cost of rental equipment sold.  Cost of rental equipment sold in 2008 decreased 11% compared to 2007.  Although we had a 7% increase in sales of rental equipment described under the caption “–Revenues –Sales of rental equipment”, our profit margins improved mainly due to the mix of equipment sold.  The main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 56% and 68% of the selling price in 2008 and 2007, respectively.

Other.  Other cost of revenues in 2008 increased 271%, or $6.9 million, over 2007.  Approximately $5.1 million of the increased cost of revenues relates to the sale of a group of new equipment units held for resale; these units were sold in March 2008 for a small loss.  Excluding this transaction, other cost of revenues in 2008 increased 71% over 2007 mostly due to new equipment sales.  We sold more than three times the number of new equipment units in 2008 than in 2007.  Also, profit margins on new equipment sales improved in 2008 to 12% compared to 9% in 2007.

Selling, General and Administrative

SG&A in 2008 increased 28% over 2007.  The increase relates to payroll costs, travel and entertainment costs, legal fees, and other miscellaneous administrative costs resulting from supporting the growth of our rental fleet and our business.  However, as a percentage of total revenues, SG&A was 14% for both 2008 and 2007.

Depreciation and Amortization, Non-Rental Property and Equipment

Depreciation and amortization, non-rental property and equipment in 2008 increased 34% over 2007.  This was due to an increased investment in non-rental property and equipment, resulting from the growth of our rental fleet and our business, to an average original cost of $82 million in 2008 compared to $62 million in 2007.

Interest Expense

Interest expense in 2008 increased 17% over 2007 due to higher average debt balances in 2008 of $569 million compared to $427 million in 2007 to fund the growth in our fleet of rental and non-rental equipment.  The effect of the increased debt was offset by a decrease in our weighted average interest rate to 7.5% in 2008 from 8.6% in 2007, primarily due to decreases in the LIBOR index rate applicable to amounts outstanding under our revolving credit facility.  See “—Liquidity and Capital Resources.”

Liquidity and Capital Resources

Indebtedness

Credit Facility.  On March 20, 2008 we increased our revolving credit facility, secured by a first priority interest in substantially all of our existing and future acquired assets, from $300 million to $350 million.  As of March 31, 2008, we had $290.3 million outstanding and $59.4 million of unused availability under the credit facility.  This credit facility is used to finance ongoing working capital needs and capital expenditures, and for general corporate purposes.  Cash flow from operations and net proceeds from the sale of our used rental equipment are applied to reduce borrowings under our credit facility, and our expenditures for rental equipment and other property and equipment increase borrowings under our credit facility.  As of March 31, 2008, the credit facility had a weighted average interest rate of 4.7% per annum.

Second Priority Senior Secured Notes.  At March 31, 2008, we had outstanding $290 million principal amount of 9 1/4% Second Priority Senior Secured Notes (the “Second Priority Notes”).  These notes are due August 15, 2013 and are secured on a second priority basis, behind the credit facility, by substantially all of our existing and future acquired assets.

As of March 31, 2008, our aggregate weighted average interest rate was approximately 7.0% and our debt totaled $582.2 million.

Adequacy of Capital Resources

Our business is capital intensive.  We purchase new equipment both to expand the size and maintain the age of our rental fleet.  For the three months ended March 31, 2008 and 2007, we had total expenditures on new rental equipment of $36.7 million and $37.1 million, respectively.  We expect rental equipment expenditures to decrease in 2008 based on anticipated customer demand.  However, if demand for rental equipment from our customers remains strong, expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment could remain constant or increase depending on availability of financing.

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

We believe our existing sources of liquidity will be sufficient to meet the cash requirements of our operations for at least the next twelve months.  To the extent the sources of liquidity described above are not sufficient to fund our operations, we may require additional debt or equity financing, access to which will be affected by prevailing economic conditions and financial, business, and other factors, some of which are beyond our control.  In addition, our ability to access additional or alternative sources of capital is restricted by the indenture governing our notes and the terms of the agreements governing our credit facility.  See “Item 1A – Risk Factors.”

Sources and uses of cash.  During the three months ended March 31, 2008, we generated cash from operations of $0.5 million, cash from sales of rental equipment and other property of $4.6 million, and net proceeds from borrowings of $43.8 million.  These sources facilitated our ability to purchase $41.8 million of rental equipment and other property and equipment, make distributions to our shareholders of $7.5 million, and repay other borrowings and pay debt issuance costs of $0.3 million.

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

	Three Months Ended March 31
	2008	2007

EBITDA	$37,197,765	$30,256,617
EBITDA margin	39.8%	42.5%

	Twelve Months Ended March 31, 2008

EBITDA	$151,617,365
EBITDA margin	41.5%
Debt to EBITDA ratio	3.84	x

The tables below provide reconciliations of net income and EBITDA for the periods indicated.

	Three Months Ended March 31
	2008	2007

Net income	$2,378,622	$2,521,908
Interest expense	11,204,250	9,595,823
Depreciation, rental equipment	21,357,267	16,451,416
Non-rental equipment depreciation and amortization	2,257,626	1,687,470
EBITDA	$37,197,765	$30,256,617

Twelve Months Ended March 31, 2008

Net income	$21,772,789
Interest expense	43,452,077
Depreciation, rental equipment	78,387,533
Non-rental equipment depreciation and amortization	8,004,966
EBITDA	$151,617,365

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair market value of our long-term fixed interest rate debt at March 31, 2008 was $230.6 million; its carrying value was $290.0 million.  Fair market values were determined from quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test.  Borrowings under the credit facility bear interest at a rate equal to an applicable margin percentage plus either LIBOR or the prime rate.  The applicable margin percentage varies from 175 to 225 basis points for LIBOR-based loans and zero to 50 basis points for prime rate loans.  In addition, our credit facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line.  An increase in interest of 100 basis points would increase our annual interest expense by $2.9 million based on $290.3 million, which was the amount outstanding under our credit facility as of March 31, 2008.

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

Our business, our 9¼% Second Priority Senior Secured Notes due 2013 and our financial performance are subject to the following risks.  If any of the circumstances described in these risk factors occurs, our business, results of operations or financial condition would likely suffer and the value of our outstanding notes could be adversely affected.

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

Our operating results are highly dependent on the strength of the Las Vegas economy and that of the other principal market areas in which we operate.  In 2007, 2006 and 2005, the percentage of our total revenues attributable to our Las Vegas operations was 32%, 35%, and 37%, respectively.  An additional 33%, 35%, and 35% were generated in California.  For the three months ended March 31, 2008, 35% of our total revenues were attributable to our Las Vegas operations and 29% in California.  Any future weakness in the Las Vegas or California economies could have a material adverse effect on our operations.

Our substantial debt exposes us to various risks.

Our total indebtedness was $582 million at March 31, 2008.  Our substantial indebtedness has the potential to affect us adversely in many ways.  For example, it will or could:

•                  increase our vulnerability to adverse economic, industry or competitive developments;

•                  require us to devote a substantial portion of our cash flow to debt service, reducing funds available for other purposes or otherwise constrain our financial flexibility;

•                  affect our ability to obtain financing, particularly since substantially all of our assets are subject to security interests relating to existing indebtedness; or

•                  decrease our profitability or cash flow.

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

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 24, 2008 the shareholders of the Company elected Don F. Ahern, Evan B. Ahern, Howard L. Brown, Mark J. Wattles and P. Enoch Stiff to serve on the board of directors of the Company.

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

	Exhibit No.	Description
	4.1	Incremental Commitment Agreement, dated March 20, 2008, to Amended and Restated Loan and Security Agreement, dated as of August 18, 2005.(1)
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)             Incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2008.

AHERN RENTALS, INC.

By:	/s/ HOWARD L. BROWN
Howard L. Brown
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)