Form 10-Q
period 2008-06-30
AHERN RENTALS INC
filed 2008-08-14
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2008
Common Stock no par value per share	1,000 shares

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

AHERN RENTALS, INC.

PART I                                                       FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

AHERN RENTALS, INC.
Balance Sheets
June 30, 2008 and December 31, 2007

	JUNE 30, 2008	DECEMBER 31, 2007
	(Unaudited)
ASSETS

Cash	$3,819,376	$4,259,820
Accounts receivable, net of allowance of $1,716,462 and $1,548,781	55,796,415	51,436,430
Inventories	39,195,141	56,058,479
Rental equipment, net	557,750,349	518,204,594
Other property and equipment, net	56,147,536	49,760,395
Debt issuance costs, net	8,924,661	9,712,193
Other	4,640,827	4,918,739
	$726,274,305	$694,350,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Revolving credit facility	$315,793,877	$246,417,768
Accounts payable	38,151,515	73,731,095
Accrued expenses	22,891,751	21,748,901
Second priority senior secured notes	292,627,365	292,883,697
Other note payable	1,919,617	1,993,874
	671,384,125	636,775,335

Stockholders’ Equity

Common stock, no par or stated value, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915,214	5,915,214
Retained earnings	48,974,966	51,660,101
	54,890,180	57,575,315
	$726,274,305	$694,350,650

See notes to financial statements.

AHERN RENTALS, INC.
Statements of Income and Retained Earnings (Unaudited)
Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
REVENUES
Equipment rentals and related	$83,928,430	$70,031,356	$162,440,120	$133,556,040
Sales of rental equipment	6,462,592	8,579,248	10,979,830	12,809,552
Sales of new equipment and other	7,674,640	3,593,507	18,166,637	6,947,198
	98,065,662	82,204,111	191,586,587	153,312,790
COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent expense of $1,395,770, $928,040, $2,679,045, and $1,760,064	35,201,722	27,740,039	66,719,210	53,111,057
Depreciation, rental equipment	22,848,701	17,528,563	44,205,968	33,979,979
Cost of rental equipment sold	4,087,708	6,252,818	6,626,954	9,119,356
Cost of new equipment sold and other	5,752,948	2,697,193	15,148,223	5,228,435
	67,891,079	54,218,613	132,700,355	101,438,827

GROSS PROFIT	30,174,583	27,985,498	58,886,232	51,873,963

OPERATING EXPENSES
Selling, general, and administrative, including related party rent expense of $535,286, $474,014, $1,060,367, and $941,171	14,567,566	11,670,122	27,472,116	21,775,902
Depreciation and amortization, non-rental property and equipment	2,237,694	1,858,208	4,495,320	3,545,678
	16,805,260	13,528,330	31,967,436	25,321,580

OPERATING INCOME	13,369,323	14,457,168	26,918,796	26,552,383

OTHER INCOME (EXPENSE)
Interest expense	(10,781,870)	(10,076,282)	(21,986,120)	(19,672,105)
Other, net	(146,778)	4,416	(113,379)	26,932

NET INCOME	$2,440,675	$4,385,302	$4,819,297	$6,907,210

RETAINED EARNINGS, BEGINNING OF PERIOD	$46,534,291	$35,719,539	$51,660,101	$40,707,249

Net income	2,440,675	4,385,302	4,819,297	6,907,210
Distributions	—	—	(7,504,432)	(7,509,618)

RETAINED EARNINGS, END OF PERIOD	$48,974,966	$40,104,841	$48,974,966	$40,104,841

See notes to financial statements.

AHERN RENTALS, INC.
Statements of Cash Flows (Unaudited)
Six-Month Periods Ended June 30, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES:

Net income	$4,819,297	$6,907,210
Adjustments to reconcile net income to net cash provided by operating activities:
Gross profit on disposition of property and equipment	(4,192,111)	(3,666,676)
Depreciation and amortization of property and equipment	48,701,288	37,525,657
Amortization of debt issuance costs	1,062,532	975,227
Amortization of premium on senior secured notes	(256,332)	(234,971)
Bad debts	257,445	24,026

Changes in operating assets and liabilities:
Accounts receivable	(4,617,430)	(2,347,047)
Inventories	16,863,338	(2,336,964)
Other	393,705	449,398
Accounts payable	(35,579,580)	(153,401)
Accrued expenses	1,142,850	3,591,832
Net cash provided by operating activities	28,595,002	40,734,291

INVESTING ACTIVITIES:
Purchases of rental equipment	(90,595,991)	(86,263,264)
Purchases of other property and equipment	(11,151,011)	(11,793,129)
Proceeds from sales of rental equipment and other property	11,189,136	13,318,847
Net cash used in investing activities	(90,557,866)	(84,737,546)

FINANCING ACTIVITIES

Proceeds from borrowings	271,060,467	308,092,545
Repayment of borrowings	(201,758,615)	(254,360,133)
Debt issuance costs paid	(275,000)	(2,077,051)
Distributions	(7,504,432)	(7,509,618)
Net cash provided by financing activities	61,522,420	44,145,743
NET INCREASE (DECREASE) IN CASH	(440,444)	142,488
CASH, BEGINNING OF PERIOD	4,259,820	1,684,467
CASH, END OF PERIOD	$3,819,376	$1,826,955

See notes to financial statements.

AHERN RENTALS, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

1.     Basis of presentation

The accompanying unaudited interim financial statements are prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the interim reporting requirements applicable to Form 10-Q.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2008, and for all periods presented.  These unaudited financial statements should be read in conjunction with the Company’s 2007 Form 10-K from which the balance sheet information as of December 31, 2007 is derived.  Interim operating results are not necessarily indicative of operating results to be expected for the full year.

2.     Related party transactions

During the three-month and six-month periods ended June 30, 2008 and 2007, the Company purchased approximately $10.6 million and $10.0 million, and $21.6 million and $20.8 million of equipment, respectively, from an entity controlled by the Company’s principal executive officer and majority shareholder.

3.     Contingencies

The Company is a defendant in certain legal matters arising in the ordinary course of business.  In the opinion of management, the outcome of these matters is not likely to have a material effect on the future financial position, results of operations or cash flows of the Company.  Because the Company is unable reasonably to estimate minimum losses, if any, to be incurred, no losses are accrued as of June 30, 2008.

4.     Reclassifications

Certain amounts in the 2007 Statements of Income and Retained Earnings have been reclassified to conform to the current year presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this quarterly report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 contained in our 2007 Form 10-K.

Overview

Through our network of 46 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities.  The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools.  Accordingly, our business is capital intensive, and our profitability and cash flows depend upon the availability and terms of financing.  See “Liquidity and Capital Resources.”

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate.  For financial reporting purposes, our revenues are divided into three categories:

•                  Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel.  For the quarter ended June 30, 2008, revenues from equipment rentals and related accounted for approximately 86% of our total revenues.  Of equipment rentals and related revenues in that period, 68% were attributable to rentals of high reach equipment, 19% to rentals of general rental equipment, including ground engaging equipment, and 13% to rental related revenues.

•                  Sales of rental equipment includes revenues from the sale of our used rental equipment.  For the quarter ended June 30, 2008, these revenues accounted for approximately 6% of our total revenues.

•                  Sales of new equipment and other is primarily revenues from the sale of new equipment, merchandise and supplies.  For the quarter ended June 30, 2008, these revenues accounted for approximately 8% of our total revenues.

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

•                  Cost of new equipment sold and other includes the cost of the items we sell, including new equipment, parts, merchandise and supplies.

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

Recent Developments

In July 2008, we opened our 45th branch, located in Bernalillo, New Mexico and our 46th branch, located in Gardnerville, Nevada.  We lease the real property on which the Bernalillo and Gardnerville branches are located from an affiliated entity controlled by our chief executive officer and majority shareholder.

Results of Operations

Three-Month Period Ended June 30, 2008 (“2008”) Compared to the Three-Month Period Ended June 30, 2007 (“2007”).

Revenues

Revenues in 2008 increased 19%, or $15.9 million, over 2007.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2008 increased 20%, or $13.9 million, over 2007.  These revenues accounted for 86% and 85% of total revenues in 2008 and 2007, respectively.  Same branch revenues increased 16%, or $11.0 million; the remaining $2.9 million increase in revenues is from three new branches opened after the second quarter of 2007.  Additionally, the increased revenues resulted from an increase in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $786 million in 2008 from $610 million in 2007, offset by a decrease in our average dollar utilization to 43% in 2008 from 46% in 2007.  Additionally, average rental rates decreased 5%, although the average time utilization of our high reach equipment increased to 70% for 2008 from 69% for 2007.

Sales of rental equipment.  Sales of rental equipment in 2008 decreased 25% from 2007 due mainly to a 26% decrease in the number of units sold in 2008.  The decrease in volume can be attributed to some softening in the used equipment markets, and we have become more selective in the used equipment units we sell, particularly in the auction market.

Sales of new equipment and other revenues.  Sales of new equipment and other revenues in 2008 increased 114%, or $4.1 million, over 2007, mostly due to new equipment sales and merchandise sales.  We sold more than three times the number of new equipment units in 2008 than in 2007, resulting in approximately $2.8 million in increased revenues.  This increase sales volume is mainly attributable to the hiring of a sales manager in the summer of 2007 who provides support and coaching of the sales force on new equipment sales.  Merchandise sales increased approximately $0.8 million in 2008 compared to 2007 due to increased emphasis on such sales.

Cost of Revenues

Cost of revenues in 2008 increased 25% over 2007.  As a percentage of revenues, cost of revenues was 69% in 2008 and 66% in 2007.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2008 increased 27% over 2007 due mainly to increased payroll costs, repairs and maintenance, and fuel and vehicle expenses in support of the increased size of our fleet.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 42% in 2008 and 40% in 2007.

Depreciation, rental equipment.  Depreciation, rental equipment in 2008 increased 30% over 2007 due to the increased investment in our rental fleet described under the caption “–Revenues –Equipment rentals and related revenues.”

Cost of rental equipment sold.  Cost of rental equipment sold in 2008 decreased 35% compared to 2007. This decrease is due to the 25% decrease in revenue from the sale of rental equipment units sold as described under the caption “–Revenues –Sales of rental equipment”, and because our profit margins improved in 2008 due mainly to the mix of equipment sold.  The main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 63% and 73% of the selling price in 2008 and 2007, respectively.

Cost of new equipment sold and other.  Cost of new equipment sold and other in 2008 increased 113%, or $3.1 million, over 2007.  This is consistent with the 114% increase in Sales of new equipment and other revenues described under the caption “–Revenues–Sales of new equipment and other revenues.” In addition, profit margins on new equipment sales improved to 12% in 2008 compared to 8% in 2007 due mainly to the improved efforts of our sales team derived from the support and coaching of the sales manager hired in the summer of 2007 as described under the caption “—Revenues—Sales of new equipment and other revenues.”

Selling, General and Administrative

SG&A in 2008 increased 25% over 2007.  The increase relates to payroll costs, travel and entertainment costs, legal fees, and other miscellaneous administrative costs resulting from supporting the growth of our rental fleet and our business.  As a percentage of total revenues, SG&A was 15% for 2008 and 14% for 2007.

Depreciation and Amortization, Non-Rental Property and Equipment

Depreciation and amortization, non-rental property and equipment in 2008 increased 20% over 2007.  This was due to an increased investment in non-rental property and equipment, resulting from the growth of our rental fleet and our business, to an average original cost of $87 million in 2008 compared to $67 million in 2007.

Interest Expense

Interest expense in 2008 increased 7% over 2007 due to higher average debt balances in 2008 of $600 million compared to $451 million in 2007 to fund the growth in our fleet of rental and non-rental equipment.  The effect of the increased debt was offset by a decrease in our weighted average interest rate to 6.8% in 2008 from 8.5% in 2007, primarily due to decreases in the LIBOR index rate applicable to amounts outstanding under our revolving credit facility.  See “—Liquidity and Capital Resources.”

Six-Month Period Ended June 30, 2008 (“2008”) Compared to the Six-Month Period Ended June 30, 2007 (“2007”).

Revenues

Revenues in 2008 increased 25%, or $38.3 million, over 2007.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2008 increased 22%, or $28.9 million, over 2007.  These revenues accounted for 85% and 87% of total revenues in 2008 and 2007, respectively.  Same branch revenues increased 18%, or $24.1 million; the remaining $4.8 million increase in revenues is from three new branches opened after the second quarter of 2007.  Additionally, the increased revenues resulted from an increase in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $766 million in 2008 from $595 million in 2007, offset by a decrease in our average dollar utilization to 42% in 2008 from 45% in 2007.  Additionally, average rental rates decreased 2%, although the average time utilization of our high reach equipment increased to 69% for 2008 from 68% for 2007.

Sales of rental equipment.  Sales of rental equipment in 2008 decreased 14% from 2007 due mainly to an approximate 10% decrease in the number of units sold in 2008.  The decrease in volume can be attributed to softening in the used equipment market, and we have become more selective in the used equipment units we sell, particularly in the auction market.

Sales of new equipment and other revenues.  Sales of new equipment and other revenues in 2008 increased 162%, or $11.2 million, over 2007, mostly due to new equipment sales and merchandise sales.  Approximately $4.9 million of the increased revenues relates to the sale of a group of new equipment units held for resale; these units were sold in March 2008.  Excluding this transaction, sales of new equipment and other revenues in 2008 increased 91% over 2007, mostly due to new equipment sales.  We sold more than three times the number of new equipment units in 2008 than in 2007, resulting in approximately $4.6 million in increased revenues.  This increased sales volume is mainly attributable to the hiring of a sales manager in the summer of 2007 who provides support and coaching of the sales force on new equipment sales.  Merchandise sales increased approximately $1.5 million in 2008 compared to 2007 due to increased emphasis on such sales.

Cost of Revenues

Cost of revenues in 2008 increased 31% over 2007.  As a percentage of revenues, cost of revenues was 69% in 2008 and 66% in 2007.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2008 increased 26% over 2007 due mainly to increased payroll costs, repairs and maintenance, fuel and vehicle expenses in support of the increased size of our fleet.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 41% in 2008 and 40% in 2007.

Depreciation, rental equipment.  Depreciation, rental equipment in 2008 increased 30% over 2007 due to the increased investment in our rental fleet described previously under the caption “–Revenues –Equipment rentals and related revenues.”

Cost of rental equipment sold.  Cost of rental equipment sold in 2008 decreased 27% compared to 2007. This decrease is due to the 14% decrease in revenue from the sale of rental equipment units sold as described under the caption “–Revenues –Sales of rental equipment”, and because our profit margins improved in 2008 due mainly to the mix of equipment sold.  The main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 60% and 71% of the selling price in 2008 and 2007, respectively.

Cost of new equipment sold and other.  Cost of new equipment sold and other in 2008 increased 190%, or $9.9 million, over 2007.  Approximately $5.1 million of the increased cost of revenues relates to the sale of a group of new equipment units held for resale; these units were sold in March 2008.  Excluding this transaction, cost of new equipment sold and other in 2008 increased 93% over 2007 mostly due to new equipment sales.  We sold more than three times the number of new equipment units in 2008 than in 2007.  Also, profit margins on new equipment sales improved to 12% in 2008 compared to 9% in 2007 due mainly to the improved efforts of our sales team derived from the support and coaching of the sales manager hired in the summer of 2007 as described under the caption “–Revenues –Sales of new equipment and other revenues.”

Selling, General and Administrative

SG&A in 2008 increased 26% over 2007.  The increase relates to payroll costs, travel and entertainment costs, legal fees, and other miscellaneous administrative costs resulting from supporting the growth of our rental fleet and our business.  However, as a percentage of total revenues, SG&A was 14% for both 2008 and 2007.

Depreciation and Amortization, Non-Rental Property and Equipment

Depreciation and amortization, non-rental property and equipment in 2008 increased 27% over 2007.  This was due to an increased investment in non-rental property and equipment, resulting from the growth of our rental fleet and our business, to an average original cost of $84 million in 2008 compared to $64 million in 2007.

Interest Expense

Interest expense in 2008 increased 12% over 2007 due to higher average debt balances in 2008 of $584 million compared to $439 million in 2007 to fund the growth in our fleet of rental and non-rental equipment.  The effect of the increased debt was offset by a decrease in our weighted average interest rate to 7.2% in 2008 from 8.6% in 2007, primarily due to decreases in the LIBOR index rate applicable to amounts outstanding under our revolving credit facility.  See “—Liquidity and Capital Resources.”

Liquidity and Capital Resources

Indebtedness

Credit Facility.  As of June 30, 2008, we had $315.8 million outstanding and $33.9 million of unused availability under the credit facility.  This credit facility, secured by a first priority interest in substantially all of our existing and future acquired assets, is used to finance working capital needs and capital expenditures and for general corporate purposes.  Cash flow from operations and net proceeds from the sale of our used rental equipment are applied to reduce borrowings under our credit facility, and our expenditures for rental equipment and other property and equipment increase borrowings under our credit facility.  As of June 30, 2008, the credit facility had a weighted average interest rate of 4.5% per annum.

Second Priority Senior Secured Notes.  At June 30, 2008, we had outstanding $290 million principal amount of 9 1/4% Second Priority Senior Secured Notes (the “Second Priority Notes”).  These notes are due August 15, 2013 and are secured on a second priority basis, behind the credit facility, by substantially all of our existing and future acquired assets.

As of June 30, 2008, our aggregate weighted average interest rate was approximately 6.8% and our debt totaled $607.7 million.

Adequacy of Capital Resources

Our business is capital intensive.  We purchase new equipment both to expand the size and maintain the age of our rental fleet.  For the six-month periods ended June 30, 2008 and 2007, we had total expenditures on new rental equipment of $90.6 million and $86.3 million, respectively.  Despite this increase, we expect rental equipment expenditures to decrease in 2008 based on anticipated customer demand and market conditions.  However, if demand for rental equipment from our customers increases, expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment could remain constant or increase depending on availability of financing.

We manage our liquidity using cash management practices that project our future sources and uses of cash, taking into consideration the contractual requirements of our financing agreements.  Our principal existing sources of cash are generated from operations and from the sale of rental equipment and borrowings under our credit facility.  Our current and expected long-term cash requirements consist primarily of expenditures to fund operating activities and working capital, to purchase new rental equipment, and to meet debt service obligations.

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

Sources and uses of cash.  During the six months ended June 30, 2008, we generated cash from operations of $28.6 million, cash from sales of rental equipment and other property of $11.2 million, and net proceeds from borrowings of $69.3 million.  These sources facilitated our ability to purchase $101.7 million of rental equipment and other property and equipment, make distributions to our shareholders of $7.5 million, and repay other borrowings and pay debt issuance costs of $0.3 million.

Non-GAAP Financial Measures

The Company presents EBITDA because it believes EBITDA is a useful analytical tool for assessing the Company’s financial performance, including its ability to meet future debt service obligations and capital expenditure and working capital requirements.  EBITDA is defined as earnings before interest, taxes, depreciation, and amortization.  EBITDA is not, however, a measure of financial performance or liquidity under U.S. generally accepted accounting principles.  Accordingly, EBITDA should not be considered a substitute for net income or cash flows as an indicator of the Company’s operating performance or liquidity.  EBITDA margin is EBITDA as a percentage of total revenues.  For purposes of the following, debt includes line of credit payable, notes payable, capital lease obligations, and the Second Priority Notes.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

EBITDA	$38,308,940	$33,848,355	$75,506,705	$64,104,972
EBITDA margin	39.1%	41.2%	39.4%	41.8%

	Twelve Months Ended June 30, 2008

EBITDA	$156,077,950
EBITDA margin	41.2%
Debt to EBITDA ratio	3.89	x

The tables below provide reconciliations of net income and EBITDA for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income	$2,440,675	$4,385,302	$4,819,297	$6,907,210
Interest expense	10,781,870	10,076,282	21,986,120	19,672,105
Depreciation, rental equipment	22,848,701	17,528,563	44,205,968	33,979,979
Depreciation and amortization, non-rental property and equipment	2,237,694	1,858,208	4,495,320	3,545,678
EBITDA	$38,308,940	$33,848,355	$75,506,705	$64,104,972

Twelve Months Ended June 30, 2008
Net income	$19,828,162
Interest expense	44,157,665
Depreciation, rental equipment	83,707,671
Depreciation and amortization, non-rental property and equipment	8,384,452
EBITDA	$156,077,950

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair market value of our long-term fixed interest rate debt as of June 30, 2008 was $213.2 million; its carrying value was $290.0 million.  Fair market values were determined from quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test.  Borrowings under the credit facility bear interest at a rate equal to an applicable margin percentage plus either LIBOR or the prime rate.  The applicable margin percentage varies from 175 to 225 basis points for LIBOR-based loans and zero to 50 basis points for prime rate loans.  In addition, our credit facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line.  An increase in interest of 100 basis points would increase our annual interest expense by $3.2 million based on $315.8 million, which was the amount outstanding under our credit facility as of June 30, 2008.

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

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

We are party to various litigation matters in the ordinary course of our business.  We cannot estimate our ultimate legal and financial liability, if any, with respect to our pending litigation matters at this time.  However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our future financial position, results of operations or cash flows.

ITEM 1A.               RISK FACTORS

Our business, our 91/4% Second Priority Senior Secured Notes due 2013 and our financial performance are subject to the following risks. If any of the circumstances described in these risk factors occurs, our business, results of operations or financial condition would likely suffer and the value of our outstanding notes could be adversely affected.

Decreases in construction, industrial activities or the convention business could adversely affect our revenues and operating results by decreasing the demand for our equipment or the rental rates or prices we can charge.

Our products and services are used primarily in non-residential construction activity and, to a lesser extent, in residential construction activity, industrial activity and the convention business.  Weakness in our end markets, such as a decline in construction, industrial activity or the convention business, has led in the past and may in the future lead to a decrease in the demand for our equipment or the rental rates or prices we can charge.  For example, in 2002 and 2003, non-residential construction activity declined significantly from prior periods, which had an adverse effect on our results in 2002 and 2003.  If there are significant declines in non-residential construction activity in our principal markets, our operating results could be adversely affected by decreasing our revenues and gross profit margins.

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

Our operating results are highly dependent on the strength of the Las Vegas economy and that of the other principal market areas in which we operate. In 2007, 2006 and 2005, the percentage of our total revenues attributable to our Las Vegas operations was 32%, 35%, and 37%, respectively.  An additional 33%, 35%, and 35% were generated in California.  For the three months ended June 30, 2008, 30% of our total revenues were attributable to our Las Vegas operations and 30% to California.  Any future weakness in the Las Vegas or California economies could have a material adverse effect on our operations.

Our substantial debt exposes us to various risks.

Our total indebtedness was $607.7 million at June 30, 2008.  Our substantial indebtedness has the potential to affect us adversely in many ways. For example, it will or could:

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

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 1 3a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 1 3a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2008.

AHERN RENTALS, INC.

By:	/s/ Howard L. Brown
Howard L. Brown
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)