Form 10-Q
period 2008-09-30
AHERN RENTALS INC
filed 2008-11-13
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☒                    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2008
Common Stock no par value per share	1,000 shares

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

AHERN RENTALS, INC.
INDEX

PART I                  FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

AHERN RENTALS, INC.
Balance Sheets
September 30, 2008 and December 31, 2007

	SEPTEMBER 30, 2008	DECEMBER 31, 2007
	(Unaudited)
ASSETS

Cash	$1,712,360	$4,259,820
Accounts receivable, net of allowance of $1,775,448 and $1,548,781	57,899,704	51,436,430
Inventories	35,111,150	56,058,479
Rental equipment, net	560,411,424	518,204,594
Other property and equipment, net	57,734,061	49,760,395
Debt issuance costs, net	8,384,451	9,712,193
Other	6,134,639	4,918,739
	$727,387,789	$694,350,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Revolving credit facility	$323,739,554	$246,417,768
Accounts payable	30,705,151	73,731,095
Accrued expenses	18,970,724	21,748,901
Second priority senior secured notes	292,499,199	292,883,697
Other note payable	1,881,877	1,993,874
	667,796,505	636,775,335

Stockholders’ Equity

Common stock, no par or stated value, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915,214	5,915,214
Retained earnings	53,676,070	51,660,101
	59,591,284	57,575,315
	$727,387,789	$694,350,650

See notes to financial statements.

AHERN RENTALS, INC.
Statements of Income and Retained Earnings (Unaudited)
Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
REVENUES
Equipment rentals and related	$88,998,473	$78,433,014	$251,438,593	$211,989,054
Sales of rental equipment	5,109,376	6,609,939	16,089,206	19,419,491
Sales of new equipment and other	7,266,904	6,356,302	25,433,541	13,303,501
	101,374,753	91,399,255	292,961,340	244,712,046
COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent expense of $1,396,833, $1,042,956, $4,075,878, and $2,803,020	35,523,862	31,113,566	102,243,072	84,224,624
Depreciation, rental equipment	23,234,504	18,875,926	67,440,472	52,855,905
Cost of rental equipment sold	3,294,288	4,774,305	9,921,242	13,893,661
Cost of new equipment sold and other	5,471,859	5,006,351	20,620,082	10,234,786
	67,524,513	59,770,148	200,224,868	161,208,976

GROSS PROFIT	33,850,240	31,629,107	92,736,472	83,503,070

OPERATING EXPENSES
Selling, general, and administrative, including related party rent expense of $553,511, $544,842, $1,613,878, and $1,486,013	16,007,013	12,623,053	43,479,129	34,398,955
Depreciation and amortization, non-rental property and equipment	2,243,036	1,905,682	6,738,356	5,451,360
	18,250,049	14,528,735	50,217,485	39,850,315

OPERATING INCOME	15,600,191	17,100,372	42,518,987	43,652,755

OTHER INCOME (EXPENSE)
Interest expense	(10,896,444)	(10,744,021)	(32,882,564)	(30,416,126)
Other, net	(2,643)	32,244	(116,022)	59,176

NET INCOME	$4,701,104	$6,388,595	$9,520,401	$13,295,805

RETAINED EARNINGS, BEGINNING OF PERIOD	$48,974,966	$40,104,841	$51,660,101	$40,707,249

Net income	4,701,104	6,388,595	9,520,401	13,295,805
Distributions	—	—	(7,504,432)	(7,509,618)

RETAINED EARNINGS, END OF PERIOD	$53,676,070	$46,493,436	$53,676,070	$46,493,436

See notes to financial statements.

AHERN RENTALS, INC.
Statements of Cash Flows (Unaudited)
Nine-Month Periods Ended September 30, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES:

Net income	$9,520,401	$13,295,805
Adjustments to reconcile net income to net cash provided by operating activities:
Gross profit on disposition of property and equipment	(5,977,227)	(5,506,383)
Depreciation and amortization of property and equipment	74,178,828	58,307,265
Amortization of debt issuance costs	1,602,742	1,469,414
Amortization of premium on senior secured notes	(384,498)	(363,137)
Bad debts	599,584	189,639

Changes in operating assets and liabilities:
Accounts receivable	(7,062,858)	(7,642,173)
Inventories	20,947,329	(33,662,600)
Other	(1,102,552)	(23,268)
Accounts payable	(43,025,944)	35,750,747
Accrued expenses	(2,778,177)	128,378
Net cash provided by operating activities	46,517,628	61,943,687

INVESTING ACTIVITIES:
Purchases of rental equipment	(119,783,578)	(161,853,443)
Purchases of other property and equipment	(15,152,469)	(16,783,389)
Proceeds from sales of rental equipment and other property	16,440,602	20,005,264
Net cash used in investing activities	(118,495,445)	(158,631,568)

FINANCING ACTIVITIES

Proceeds from borrowings	387,371,079	452,790,502
Repayment of borrowings	(310,161,290)	(345,772,102)
Debt issuance costs paid	(275,000)	(2,077,051)
Distributions	(7,504,432)	(7,509,618)
Net cash provided by financing activities	69,430,357	97,431,731
NET INCREASE (DECREASE) IN CASH	(2,547,460)	743,850
CASH, BEGINNING OF PERIOD	4,259,820	1,684,467
CASH, END OF PERIOD	$1,712,360	$2,428,317

See notes to financial statements.

AHERN RENTALS, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

1.              Basis of presentation

The accompanying unaudited interim financial statements are prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the interim reporting requirements applicable to Form 10-Q.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2008, and for all periods presented.  These unaudited financial statements should be read in conjunction with the Company’s 2007 Form 10-K from which the balance sheet information as of December 31, 2007 is derived.  Interim operating results are not necessarily indicative of operating results to be expected for the full year.

2.              Related party transactions

During the three-month and nine-month periods ended September 30, 2008 and 2007, the Company purchased approximately $10.3 million and $10.6 million, and $31.9 million and $31.4 million of equipment, respectively, from an entity controlled by the Company’s President, Chief Executive Officer and majority shareholder.

3.              Contingencies

In October 2008, the Company settled a lawsuit for approximately $1.7 million. As of September 30, 2008, the Company accrued $1.1 million related to this settlement, which represents the amount in excess of the Company’s insurance coverage for such matters. No amounts related to this matter have previously been accrued.

Additionally, the Company is a defendant in certain other legal matters arising in the ordinary course of business. Based on available information, management is unable to estimate the minimum costs, if any, to be incurred upon disposition of these other matters, and therefore no additional provisions for loss have been made. However, in the opinion of management, the outcome of these other matters is not likely to have a material effect on the future financial position, results of operations or cash flows of the Company.

4.              Reclassifications

Certain amounts in the 2007 Statements of Income and Retained Earnings have been reclassified to conform to the current year presentation.

5.              Subsequent distribution

In October 2008, the Company received approval from the lenders under the Company’s revolving credit facility and subsequently paid a distribution of $2,406,649 to its shareholders in accordance with the provisions of the Company’s credit agreements.

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

Overview

Through our network of 48 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities.  The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools.  Accordingly, our business is capital intensive, and our profitability and cash flows depend upon the availability and terms of financing.  See “Liquidity and Capital Resources.”

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate.  For financial reporting purposes, our revenues are divided into three categories:

•                  Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel.  For the quarter ended September 30, 2008, revenues from equipment rentals and related accounted for approximately 88% of our total revenues.  Of equipment rentals and related revenues in that period, 67% were attributable to rentals of high reach equipment, 20% to rentals of general rental equipment, including ground engaging equipment, and 13% to rental related revenues.

•                  Sales of rental equipment includes revenues from the sale of our used rental equipment.  For the quarter ended September 30, 2008, these revenues accounted for approximately 5% of our total revenues.

•                  Sales of new equipment and other is primarily revenues from the sale of new equipment, merchandise and supplies.  For the quarter ended September 30, 2008, these revenues accounted for approximately 7% of our total revenues.

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

Recent Developments

In October 2008, we opened our 47th and 48th branches, located in South Lake Tahoe, California and Yuma, Arizona.  We lease the real property on which these branches are located from an affiliated entity controlled by Don F. Ahern, our President, Chief Executive Officer and majority shareholder.

Results of Operations

Three-Month Period Ended September 30, 2008 (“2008”) Compared to the Three-Month Period Ended September 30, 2007 (“2007”).

Revenues

Revenues in 2008 increased 11%, or $10.0 million, over 2007.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2008 increased 13%, or $10.6 million, over 2007.  These revenues accounted for 88% and 86% of total revenues in 2008 and 2007, respectively.  Same branch revenues increased 12%, or $9.1 million; the remaining $1.5 million increase in revenues is from three new branches opened after the third quarter of 2007.  Additionally, the increased revenues resulted from an increase in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $815 million in 2008 from $650 million in 2007, offset by a decrease in our average dollar utilization to 44% in 2008 from 48% in 2007.  Additionally, average rental rates decreased 5%, and the average time utilization of our high reach equipment was 70% for 2008 compared to 72% for 2007.

Sales of rental equipment.  Sales of rental equipment in 2008 decreased 23% from 2007 due mainly to a 30% decrease in the number of units sold in 2008.  The decrease in volume can be attributed to softening in the used equipment markets and the mix of equipment sold.

Sales of new equipment and other revenues.  Sales of new equipment and other revenues in 2008 increased 14% over 2007, mostly due to increased merchandise sales.  Although we sold about twice as many new equipment units in 2008 compared to 2007, our revenues from new equipment sales increased 3% due to the mix of equipment sold.

Cost of Revenues

Cost of revenues in 2008 increased 13% over 2007.  As a percentage of revenues, cost of revenues was 67% in 2008 and 65% in 2007.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2008 increased 14% over 2007 due mainly to increased repairs and maintenance, and fuel and vehicle expenses in support of the increased size of our rental fleet.  Total payroll costs increased less than 5% in 2008 compared to 2007 due to some economies of scale in our branch operations and also improved cost containment in our health benefit programs.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 40% in 2008 and 2007.

Depreciation, rental equipment.  Depreciation, rental equipment in 2008 increased 23% over 2007 due to the increased investment in our rental fleet described under the caption “–Revenues –Equipment rentals and related revenues.”

Cost of rental equipment sold.  Cost of rental equipment sold in 2008 decreased 31% compared to 2007. This decrease is due to the 23% decrease in revenue from the sale of rental equipment units sold as described under the caption “–Revenues –Sales of rental equipment”, and because our profit margins improved in 2008 due mainly to the mix of equipment sold.  The main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 64% and 72% of the selling price in 2008 and 2007, respectively.

Cost of new equipment sold and other.  Cost of new equipment sold and other in 2008 increased 9% over 2007.  This is consistent with the 14% increase in sales of new equipment and other revenues described under the caption “–Revenues–Sales of new equipment and other revenues.”  Also, profit margins on merchandise sales improved to 33% in 2008 compared to 26% in 2007.  Additionally, profit margins on new equipment sales decreased to 12% in 2008 compared to 13% in 2007.

Selling, General and Administrative

SG&A in 2008 increased 27% over 2007.  The increase relates to payroll costs, travel and entertainment costs, legal fees, and other miscellaneous administrative costs resulting from supporting the growth of our rental fleet and our business.  We also accrued $1.1 million as of September 30, 2008 related to a legal settlement reached in October 2008.  Excluding the effects of this legal settlement, SG&A in 2008 increased 18% over 2007.  As a percentage of total revenues, SG&A was 16% for 2008 and 14% for 2007.  However, excluding the effects of the legal settlement referred to above, as a percentage of total revenues, SG&A was 15% in 2008.

Depreciation and Amortization, Non-Rental Property and Equipment

Depreciation and amortization, non-rental property and equipment in 2008 increased 18% over 2007.  This was due to an increased investment in non-rental property and equipment, resulting from the growth of our rental fleet and our business, to an average original cost of $91 million in 2008 compared to $72 million in 2007.

Interest Expense

Interest expense in 2008 increased 1% over 2007 due to higher average debt balances of $616 million in 2008 compared to $482 million in 2007 to fund the growth in our fleet of rental and non-rental equipment.  The effect of the increased debt was offset by a decrease in our weighted average interest rate to 6.7% in 2008 from 8.4% in 2007, primarily due to decreases in the LIBOR index rate applicable to amounts outstanding under our revolving credit facility.  See “—Liquidity and Capital Resources.”

Nine-Month Period Ended September 30, 2008 (“2008”) Compared to the Nine-Month Period Ended September 30, 2007 (“2007”).

Revenues

Revenues in 2008 increased 20%, or $48.2 million, over 2007.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2008 increased 19%, or $39.5 million, over 2007.  These revenues accounted for 86% and 87% of total revenues in 2008 and 2007, respectively.  Same branch revenues increased 18%, or $37.6 million; the remaining $1.9 million increase in revenues is from three new branches opened after the third quarter of 2007.  Additionally, the increased revenues resulted from an increase in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $783 million in 2008 from $613 million in 2007, offset by a decrease in our average dollar utilization to 43% in 2008 from 46% in 2007.  Additionally, average rental rates decreased 3%, and the average time utilization of our high reach equipment decreased to 69% for 2008 from 70% for 2007.

Sales of rental equipment.  Sales of rental equipment in 2008 decreased 17% from 2007 due mainly to an approximate 17% decrease in the number of units sold in 2008.  The decrease in volume can be attributed to softening in the used equipment market.

Sales of new equipment and other revenues.  Sales of new equipment and other revenues in 2008 increased 91%, or $12.1 million, over 2007, mostly due to new equipment sales and merchandise sales.  Approximately $4.9 million of the increased revenues relates to the sale of a group of new equipment units held for resale; these units were sold in March 2008.  Excluding this transaction, sales of new equipment and other revenues in 2008 increased 55% over 2007, mostly due to new equipment sales and higher merchandise sales.  We sold nearly three times the number of new equipment units in 2008 than in 2007, resulting in approximately $9.2 million in increased revenues.  This increased sales volume is mainly attributable to the hiring of a sales manager in the summer of 2007 who provides support and coaching of the sales force on new equipment sales.  Merchandise sales increased approximately $2.1 million in 2008 compared to 2007 due to increased emphasis on such sales.

Cost of Revenues

Cost of revenues in 2008 increased 24% over 2007.  As a percentage of revenues, cost of revenues was 68% in 2008 and 66% in 2007.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2008 increased 21% over 2007 due mainly to increased payroll costs, repairs and maintenance, fuel and vehicle expenses in support of the increased size of our fleet.  Total payroll costs increased less than 13% in 2008 compared to 2007 due to some economies of scale in our branch operations and also improved cost containment in our health benefit programs.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 41% in 2008 and 40% in 2007.

Depreciation, rental equipment.  Depreciation, rental equipment in 2008 increased 28% over 2007 due to the increased investment in our rental fleet described previously under the caption “—Revenues —Equipment rentals and related revenues.”

Cost of rental equipment sold.  Cost of rental equipment sold in 2008 decreased 29% compared to 2007. This decrease is due to the 17% decrease in revenue from the sale of rental equipment units sold as described under the caption “–Revenues –Sales of rental equipment”, and because our profit margins improved in 2008 due mainly to the mix of equipment sold.  The main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 62% and 72% of the selling price in 2008 and 2007, respectively.

Cost of new equipment sold and other.  Cost of new equipment sold and other in 2008 increased 101%, or $10.4 million, over 2007.  Approximately $5.1 million of the increased cost of revenues relates to the sale of a group of new equipment units held for resale; these units were sold in March 2008.  Excluding this transaction, cost of new equipment sold and other in 2008 increased 52% over 2007 mostly due to new equipment sales and increased sales of merchandise.  We sold nearly three times the number of new equipment units in 2008 than in 2007.  Profit margins on new equipment sales improved to 12% in 2008 compared to 11% in 2007 due mainly to the improved efforts of our sales team derived from the support and coaching of the sales manager hired in the summer of 2007 as described under the caption “–Revenues –Sales of new equipment and other revenues.”

Selling, General and Administrative

SG&A in 2008 increased 26% over 2007.  The increase relates to payroll costs, travel and entertainment costs, legal fees, and other miscellaneous administrative costs resulting from supporting the growth of our rental fleet and our business.  We also accrued $1.1 million as of September 30, 2008 related to a legal settlement reached in October 2008.  Excluding the effects of this legal settlement, SG&A in 2008 increased 23% over 2007.  As a percentage of total revenues, SG&A was 15% for 2008 and 14% for 2007.  However, excluding the effects of the legal settlement referred to above, as a percentage of total revenues, SG&A was 14% in 2008.

Depreciation and Amortization, Non-Rental Property and Equipment

Depreciation and amortization, non-rental property and equipment in 2008 increased 24% over 2007.  This was due to an increased investment in non-rental property and equipment, resulting from the growth of our rental fleet and our business, to an average original cost of $86 million in 2008 compared to $67 million in 2007.

Interest Expense

Interest expense in 2008 increased 8% over 2007 due to higher average debt balances in 2008 of $595 million compared to $454 million in 2007 to fund the growth in our fleet of rental and non-rental equipment.  The effect of the increased debt was offset by a decrease in our weighted average interest rate to 7.0% in 2008 from 8.5% in 2007, primarily due to decreases in the LIBOR index rate applicable to amounts outstanding under our revolving credit facility.  See “—Liquidity and Capital Resources.”

Liquidity and Capital Resources

Indebtedness

Credit Facility.  As of September 30, 2008, we had $323.7 million outstanding and $25.8 million of unused availability under the credit facility.  This credit facility, secured by a first priority interest in substantially all of our existing and future acquired assets, is used to finance working capital needs and capital expenditures and for general corporate purposes.  Cash flow from operations and net proceeds from the sale of our used rental equipment are applied to reduce borrowings under our credit facility, and our expenditures for rental equipment and other property and equipment increase borrowings under our credit facility.  As of September 30, 2008, the credit facility had a weighted average interest rate of 5.0% per annum.

Second Priority Senior Secured Notes.  At September 30, 2008, we had outstanding $290 million principal amount of 9 1/4% Second Priority Senior Secured Notes (the “Second Priority Notes”).  These notes are due August 15, 2013 and are secured on a second priority basis, behind the credit facility, by substantially all of our existing and future acquired assets.

As of September 30, 2008, our aggregate weighted average interest rate was approximately 7.0% and our debt totaled $615.6 million.

Adequacy of Capital Resources

Our business is capital intensive.  We purchase new equipment both to expand the size and maintain the age of our rental fleet.  For the nine-month periods ended September 30, 2008 and 2007, we had total expenditures on new rental equipment of $119.8 million and $161.9 million, respectively.  During the second quarter of 2008, we began aggressively scaling back our capital expenditures and we expect this trend to continue for the remainder of 2008 and into 2009 based on anticipated customer demand and market conditions.  However, if demand for rental equipment from our customers increases, expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment could remain constant or increase depending on availability of financing.

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

We believe that, subject to the effects of further economic developments and the outcome of related uncertainties (see Part II, Item 1A, Risk Factors, below), our existing sources of liquidity will be sufficient to meet the cash requirements of our operations for at least the next twelve months.  To the extent the sources of liquidity described above are not sufficient to fund our operations, we may require additional debt or equity financing, access to which will be affected by prevailing economic conditions and financial, business, and other factors, some of which are beyond our control.  In addition, our ability to access additional or alternative sources of capital is restricted by the indenture governing our notes and the terms of the agreements governing our credit facility. See “Item 1A – Risk Factors.”

Sources and uses of cash.  Net cash provided by operating activities was $46.5 million for the first nine months of 2008 compared to $61.9 million for the same period in 2007.  The lower amount in 2008 resulted mainly from the deferral of approximately $20 million of cash payments into 2008 for equipment acquired in 2007.  Net cash used in investing activities was $118.5 million for the first nine months of 2008 compared to $158.6 million in the same period in 2007.  The lower amount of cash used in 2008 resulted from planned reductions in capital expenditures, realized primarily in the third quarter of 2008.  Net cash provided by financing activities was $69.4 million for the first nine months of 2008 compared to $97.4 million for the same period in 2007.  The lower amount in 2008 results from lower net borrowings caused by our planned reductions in capital expenditures.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

EBITDA	$41,075,088	$37,914,224	$116,581,793	$102,019,196
EBITDA margin	40.5%	41.5%	39.8%	41.7%

	Twelve Months Ended September 30, 2008

EBITDA	$159,238,814
EBITDA margin	41.0%
Debt to EBITDA ratio	3.87	x

The tables below provide reconciliations of net income and EBITDA for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net income	$4,701,104	$6,388,595	$9,520,401	$13,295,805
Interest expense	10,896,444	10,744,021	32,882,564	30,416,126
Depreciation, rental equipment	23,234,504	18,875,926	67,440,472	52,855,905
Depreciation and amortization, non-rental property and equipment	2,243,036	1,905,682	6,738,356	5,451,360
EBITDA	$41,075,088	$37,914,224	$116,581,793	$102,019,196

Twelve Months Ended September 30, 2008
Net income	$18,140,671
Interest expense	44,310,088
Depreciation, rental equipment	88,066,249
Depreciation and amortization, non-rental property and equipment	8,721,806
EBITDA	$159,238,814

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair market value of our long-term fixed interest rate debt as of September 30, 2008 was $146.5 million; its carrying value was $290.0 million.  Fair market values were determined from quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test.  Borrowings under the credit facility bear interest at a rate equal to an applicable margin percentage plus either LIBOR or the prime rate.  The applicable margin percentage varies from 175 to 225 basis points for LIBOR-based loans and zero to 50 basis points for prime rate loans.  In addition, our credit facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line.  An increase in interest of 100 basis points would increase our annual interest expense by $3.2 million based on $323.7 million, which was the amount outstanding under our credit facility as of September 30, 2008.

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

ITEM 1A.               RISK FACTORS

Our business, our 9 1/4% Second Priority Senior Secured Notes due 2013 and our financial performance are subject to the following risks. If any of the circumstances described in these risk factors occurs, our business, results of operations or financial condition would likely suffer and the value of our outstanding notes could be adversely affected.

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

•                  an increase in interest rates;

•                  lack of available financing to fund development projects;

•                  reductions in corporate spending for plants and facilities or government spending for infrastructure projects;

•                  adverse weather conditions or natural disasters;

•                  terrorism or hostilities involving the United States; and

•                  an increase in the cost of construction materials.

Our operating results are highly dependent on the strength of the Las Vegas economy and that of the other principal market areas in which we operate. In 2007, 2006 and 2005, the percentage of our total revenues attributable to our Las Vegas operations was 32%, 35%, and 37%, respectively.  An additional 33%, 35%, and 35% were generated in California.  For the three months ended September 30, 2008, 28% of our total revenues were attributable to our Las Vegas operations and 31% to California.  For the nine months ended September 30, 2008, 31% of our total revenues were attributable to our Las Vegas operations and 30% to California.  Any future weakness in the Las Vegas or California economies could have a material adverse effect on our operations.

Our substantial debt exposes us to various risks.

Our total indebtedness was $615.6 million at September 30, 2008.  Our substantial indebtedness has the potential to affect us adversely in many ways. For example, it will or could:

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

Our ability to compete, sustain our growth and expand our operations through new branches largely depends on access to capital.  If the cash we generate from our business, together with cash on hand and cash that we may borrow under our credit facility, is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing.  However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all.  Due to recent developments and current conditions in the credit and capital markets, financing may not be available to us at acceptable rates or prices.  In addition, our ability to obtain additional financing is restricted by both the indenture governing our notes and the agreements governing our revolving credit facility.  Although the terms of our existing debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.  If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches.  Furthermore, any additional indebtedness that we do incur may make us more vulnerable to the risks described above relative to our substantial debt levels.

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

Economic conditions could adversely affect the lenders that are parties to our revolving credit facility.

As of September 30, 2008, we had $25.8 million of unused availability under our revolving credit facility. Several banks and other financial institutions have been adversely affected by conditions in the banking and financial markets during the past three months. If any of the lenders that are parties to our revolving credit facility experience difficulties that render them unable to fund future draws on the facility, we may not be able to access all or a portion of these funds. The inability to make future draws on our credit facility could have a material adverse effect on our business, results of operation or ability to maintain the overall quality of our rental fleet.

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

Our business exposes us to claims for personal injury, death or property damage resulting from the use of the equipment we rent, sell, service or repair and from injuries caused in motor vehicle accidents in which our personnel are involved.  Our business also exposes us to worker compensation claims and other employment-related claims.  We carry comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims.  Although we have not experienced any material losses that were not covered by insurance, claims have been made against us which, on their face, far exceeded the level of our insurance.  Future claims may exceed the level of our insurance, and our insurance may not continue to be available on economically reasonable terms, or at all.  In addition, certain types of claims, such as claims for punitive damages, are not covered by our insurance.  See Note 3 to our financial statements included in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selling, General and Administrative in Part I, Item 2 of this report.

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

Don F. Ahern, our President, Chief Executive Officer and majority shareholder, beneficially owns 97% of our outstanding common stock; his brother, John Paul Ahern, Jr., owns the remaining 3% of our outstanding common stock.  As a result, Don F. Ahern controls the outcome of matters submitted to a shareholder vote.  Circumstances may occur in which the interests of Don F. Ahern, as our majority shareholder, could conflict with the interests of our noteholders and other creditors.  We are also party to a number of lease and other transactions involving entities controlled by Mr. Ahern.  See Note 2 to our financial statements included in this report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2008.

AHERN RENTALS, INC.

By:	/s/ Howard L. Brown
Howard L. Brown
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)