Form 10-K
period 2008-12-31
AHERN RENTALS INC
filed 2009-03-26
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes ☒           No ☐

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

Yes ☐           No ☒

As of March 1, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $-0-

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2009
Common Stock no par value per share	1,000 shares

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under “Item 1A - Risk Factors.” You should carefully review the risks described in this report and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the filing of this document.

PART I

ITEM 1.  BUSINESS

We are the 8th largest equipment rental company in the United States as measured by 2007 rental revenues according to [the Rental Equipment Register] with locations primarily in the southwestern United States. We rent a broad range of equipment, sell new and used rental equipment, sell parts and supplies related to our rental equipment, and sell merchandise used by the construction industry. We also provide maintenance and repair services. We serve a diverse base of customers, including commercial and residential construction companies, industrial companies, utilities, convention centers, municipalities and homeowners. Founded in 1953 with one location in Las Vegas, Nevada, we now offer our rental equipment to customers through our 53 rental branches in Nevada, California, Arizona, Utah, Texas, Oregon, Colorado, New Mexico, Kansas, Oklahoma, New Jersey, and North Carolina. We are an S corporation, incorporated under the laws of the state of Nevada.

As of December 31, 2008, our rental fleet, at original cost, was $827 million and included:

•                  over 22,400 high reach units, such as scissor lifts, forklifts and boom lifts, at original cost of $647 million; and

•                  almost 16,000 general rental units, comprised of ground engaging units, such as backhoes, skidsteers, skiploaders and trenchers; and other rental units, including compressors, generators, light towers, welders and other equipment, at original cost of $180 million.

For the year ended December 31, 2008, we generated revenues of $382 million; 67% of our revenues was from high reach equipment rental, 19% from general equipment rental and 14% from the sale of new and used rental equipment and related merchandise, parts and services.

Our principal executive offices are located at 4241 South Arville Street, Las Vegas, Nevada 89103. Our main telephone number is (702) 362-0623, and our web site is http://www.ahern.com. The content of our web site is not part of this report.

Operations

Management structure. We employ what we call a “quality matrix management” organizational structure, which is core to our company culture that we believe differentiates us from our competition.  We manage our business through an executive management team organized by operating disciplines (such as sales, service, and  operations supported by centralized administration (finance, purchasing, information technology, risk management and transportation, growth and development, and facilities and construction) rather than the traditional geographic branch and regional manager hierarchy prevalent in the equipment rental industry.  The vice presidents of the disciplines traditionally have had direct responsibility for the employees and functions within that discipline, and each vice president reports directly to the company’s President and Executive Vice President.  The benefits to this matrix management structure include streamlined information flow, access by branches to all company skill sets, a uniform corporate culture and standardized operating policies and procedures, which ultimately allow us to provide better customer service and achieve higher profitability.

Beginning in 2009, we reorganized responsibilities within sales, operations, and service into four geographic regions, generally represented by the four time zones in the continental United States.  Previously, we had a single vice president for each of sales, operations, and service with responsibility for the entire company within his discipline.  With the reorganization, there are now four regional vice presidents for each of sales, operations, and service.  We believe this change in management structure will enable us to better serve our customers and more effectively and efficiently operate the branch locations in the four regions.

The centralized administration disciplines within the executive management team (finance, purchasing, information technology, risk management and transportation, growth and development, and facilities and construction) continue to be managed on a company-wide basis in support of our matrix management by operational disciplines.

Equipment Rentals. Our rental equipment includes a wide array of items from bulldozers and boom lifts to ladders and lawnmowers. Our primary focus is on high reach equipment. The breadth of our rental offerings allows us to meet virtually all of the equipment needs of our customers, from the largest contractor to the individual homeowner.

Floating Fleet.  We have developed and employ an equipment fleet management system, our “floating fleet,” which we believe is distinctive and superior to the equipment sharing concept practiced by many of our competitors, in which equipment is assigned to one branch and then shared with other branches.  In contrast, all of our high reach equipment is assigned to a single centralized cost center and provided to our branches based on customer demand.  The operating costs (primarily maintenance, depreciation and carrying costs) of the floating fleet are allocated to each branch based upon usage.  Our floating fleet strategy encourages our branch managers to focus on increasing revenue and profitability rather than managing equipment.  Accordingly, we can quickly reallocate high reach equipment among branches in accordance with changing customer demand. Most of our other rental equipment, although it may be assigned to individual branches, also is available to any branch based on demand. Using a floating fleet and sharing equipment allows us to respond rapidly to the needs of our customers and to increase the utilization rates of equipment, thereby reducing our capital expenditures and improving our profitability.

We offer our equipment for rent on a daily, weekly and monthly basis. We determine rental rates for each type of equipment based on the cost and expected utilization of the equipment and adjust rental rates at each branch based on demand, length of rental, volume of equipment rented and other competitive considerations.

We have a well-maintained, high-quality rental fleet that has an average age of 30 months as of December 31, 2008 and is supported by an extensive, in-house maintenance program. In addition to routine maintenance, we repaint and refurbish our rental equipment frequently to maintain the appearance and performance of our fleet. Historically, we have made regular and significant capital investments in new equipment and generally do not purchase used equipment for our rental fleet other than from time to time in connection with opening new branches. In making equipment acquisition decisions, we evaluate current economic and market conditions, competition, manufacturer’s availability, pricing and return on investment over the estimated life of the specific equipment, among other factors.

New Equipment Sales. We sell a variety of new high reach and other construction equipment. The equipment we sell is manufactured by JLG Industries, Inc., Skyjack Inc., Snorkel International and others. Because of our strong relationships with equipment manufacturers, we are able to acquire almost any type of equipment our customers need.

Used Rental Equipment Sales. We sell our used rental equipment in the normal course of business primarily through our experienced sales force, or through our branch locations or at auction. We market and sell our used rental equipment and invest in new equipment based on general economic conditions and other factors including:   (1) customer demand, (2) growth opportunities, and (3) management of the size and composition of our fleet.

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

Equipment Purchasing

All of our new equipment is acquired from reputable national manufacturers that are known for their product quality and reliability.  We believe we have sufficient alternative sources of supply for the equipment we purchase in each of our principal product categories. In 2008, our top 10 suppliers accounted for 86% of our total equipment purchases. We believe our size and the quantity of equipment we acquire enable us to purchase equipment at lower prices and on more favorable terms than many of our competitors. We usually obtain 15 - 50% discounts off retail prices from our major suppliers. We do not enter into long-term supplier commitments to purchase equipment and have the flexibility to cancel orders with our suppliers if expected demand for rental equipment diminishes. We purchase all of our rental equipment centrally to ensure the most favorable and consistent terms from our suppliers.

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

Customers

We serve a diverse customer base, including commercial and residential construction companies, industrial companies, utilities, convention centers, municipalities and homeowners. Customers in construction-related end markets constitute our principal customer base. In 2008, our largest customer accounted for less than 3% of our revenues, and our top 10 customers accounted for less than 11% of our revenues. Many of our customers operate in several of the different markets we serve. We offer these customers the ability to rent equipment on the same terms in each of these regions. Many of our customers have been with us for over a decade.

We rent equipment, sell related parts and supplies, sell other merchandise used by the construction industry, provide repair services, and sell new equipment and our used rental equipment on account to customers who are screened through a credit application process. Credit account customers are our core customers, accounting for approximately 98% of our revenues in 2008, and our largest source of repeat business. In 2008, approximately 68% of our credit account customers rented equipment three or more times from us. We also assist customers in arranging financing for purchases of large equipment through a variety of sources including manufacturers, banks, finance companies and other financial institutions.  The current economic recession may result in reduced credit availability for our customers (see Item 1A — Risk Factors).

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

Although our entire executive management is involved in our sales and marketing efforts, our vice presidents of sales are responsible for training, supervising and directing the Ahern Rentals sales force. They are supported by experienced sales managers, each of whom is responsible for overseeing and coordinating sales and marketing activities at one or more of our rental branches, overseeing the mix of equipment at the branches they serve, and keeping abreast of local and regional activity in the end markets we serve.

As of December 31, 2008, we employed 147 salespeople who manage our customer relationships. We train our salespeople both in selling our rental services and selling new equipment and our used rental equipment. Our salespeople use targeted local marketing strategies to address specific customer needs and respond to competitive pressures. Our local sales force focuses on maintaining and building strong relationships with local decision makers in the end markets we serve. In addition, they keep abreast of local market activity by tracking construction, industrial and municipal projects and new and used equipment sales in their area.

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

Inside Sales.  In addition, we operate a 24/7 centralized inside sales call center that supports our entire sales team and all branch operations.  This inside sales team is extensively trained and has access to our customer and equipment databases to provide the right equipment to our customers when they ask for it and when they need it.  We continually enhance the quality of our customer’s experience in utilizing this service by recording selected phone calls that in turn provide coaching opportunities for our inside sales staff.

Customer Portal.  We provide our customers with self service, web-based access to their account information 24 hours a day.  Through our customer portal, our customers have access to their rental history by type and month, current equipment on rent, open rental contracts, open sales orders, and a summary of open rentals.  Our customers view this portal as a valuable tool to evaluate total jobsite costs, status of open contracts, and a complete summary of account activity.

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

At times, industry-wide price pressures on certain classes of equipment have adversely affected equipment rental companies, and we have, on such occasions, priced our equipment rentals in response to these pressures. Moreover, at times when the equipment rental industry has experienced equipment oversupply, competitive pressure has intensified, with a negative impact on the industry’s rental rates.

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

•                  Centralized Computing through Thin-Client Technology. Utilizing thin-client technology for user desktops enables quick connections to each of our operating environments. This technology allows us to control security and configuration from one central location, which minimizes our technical staff requirements. System-wide upgrades are also easier and less time- consuming as we simply upgrade the servers located in our Central Enterprise Data Center.

•                  Wynne Systems’ RentalMan Software. For the past five years, we have been one of the leading developers for RentalMan software. RentalMan is our primary line-of-business software and is used by many of the top rental companies in North America. With full access to RentalMan source code, we are able to enhance the software independently to address our diverse business needs.

•                  Infor Infinium Financial Management Software. We use Infinium Financial Management software, which is IBM AS/400-based and fully integrated with RentalMan.  Infinium is used for financial reporting, payroll and human resource functions, non-purchase order accounts payable transactions, and fixed asset depreciation.

•                  Centralized Dispatch and Communication Systems. Our dispatch and communication systems enable our dispatchers to make informed decisions quickly and efficiently, facilitate equipment delivery, and route field service vehicles.  Additionally, all service and delivery vehicles are equipped with GPS tracking units, allowing us to meet our customers’ needs with superior response times.

•                  BlackBerry Technology. We have deployed more than 800 handheld wireless communication devices, which provide e-mail, telephone, and radio services to our management, sales, and customer service teams. Armed with up-to-the minute information, personnel can make informed, critical business decisions while in the field and away from our networked computer systems.

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

Seasonality

Our revenues and operating results fluctuate in many of our key markets according to the seasonal rental and purchasing patterns of our customers, with rental and purchasing activity tending to be lower in the winter. This seasonality is accentuated due to higher construction equipment prices during the construction season. As a result of this seasonality, our purchases of equipment and parts have historically increased with stronger demand in the second and third quarters, and our inventory and accounts payable correspondingly increase.

Intellectual Property

We have registered the mark “Ahern Rentals” with the United States Patent and Trademark Office. We own a service mark registered in the state of Nevada that includes the name “Ahern Rentals.” We have registered in the state of Nevada the trade name “Ahern Rentals.” We have also registered in Clark County, Nevada the trade name “Ahern Heavy Equipment.”

Employees

As of December 31, 2008, we had 400 salaried and 1,073 hourly employees, two of whom are members of a labor union. The table below sets forth the number of employees assigned to our various departments as of December 31, 2008.

Department	Number of Employees
Service	580
Transportation and risk management	328
Operations	191
Sales and marketing	175
Administration, growth and development, and management information systems	111
Purchasing and parts	88
Total	1,473

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

In the future, federal, state or local governments could enact new or stricter laws or issue new or stricter regulations concerning environmental and worker health and safety matters, or effect a change in their enforcement of existing laws or regulations, that could affect our operations. Also, in the future, we could discover previously unknown environmental noncompliance or contamination, or contamination may be found to exist at our facilities or off-site locations where we have sent wastes. We could be held liable for such newly discovered noncompliance or contamination. Changes in environmental and worker health and safety requirements or liabilities from newly discovered noncompliance or contamination could have a material adverse effect on our business, financial condition and results of operations.  See “Item 1A.  Risk Factors — We must comply with numerous environmental and occupational health and safety regulations that may subject us to unanticipated liabilities.”

ITEM 1A.  RISK FACTORS

Our business, our 9 1/4% Second Priority Senior Secured Notes due 2013 and our financial performance are subject to the following risks. If any of the circumstances described in these risk factors occurs, our business, results of operations or financial condition would likely suffer and the value of our outstanding notes could be adversely affected.

The effects of the current economic recession have adversely affected our revenues and operating results and may further erode our revenues, operating results, or financial condition.

The recent global economic crisis has reduced demand for equipment rentals and sales, which in turn has negatively impacted, and may continue to have a negative impact on, the value of our rental fleet, which could decrease our borrowing availability.  Additionally, current or potential customers may delay or decrease equipment rentals or purchases, may be unable to pay us for prior equipment rentals, may delay paying us for prior equipment rentals and services, or may be unable to obtain financing for planned equipment purchases.  Also, if the banking system or the financial markets continue to deteriorate or remain volatile, the funding for and number of capital projects may continue to decrease, which may further impact the demand for our rental equipment and services.

Decreases in construction, industrial activities or the convention business could adversely affect our revenues and operating results by decreasing the demand for our equipment or the rental rates or prices we can charge.

Our products and services are used primarily in non-residential construction activity and, to a lesser extent, in residential construction activity, industrial activity and the convention business.  The current economic downturn and the resulting decreases in construction and industrial activities in the United States has adversely affected our revenues and operating results and may further decrease the demand for our equipment and the prices we can charge.  By way of comparison, in 2002 and 2003, non-residential construction activity declined significantly from prior periods, which had an adverse effect on our results in 2002 and 2003.  Because of the current economic environment, we have seen similar adverse effects on our results in 2008 and expect this to continue through most, if not all, of 2009.

Certain factors that may cause weakness, either temporary or long-term, in the construction industry include:

•                  weakness in the economy, the onset of a recession or a prolonged recession;

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

Our operating results are highly dependent on the strength of the Las Vegas economy and that of the other principal markets in which we operate. In 2006, 2007 and 2008, the percentage of our revenues attributable to our Las Vegas operations was 35%, 32% and 29%, respectively. An additional 35%, 33%, and 30% were generated in California. Any future weakness in the Las Vegas or California economies could have a material adverse effect on our operations.

Our substantial debt exposes us to risks.

Our total indebtedness was $611 million at December 31, 2008. Our substantial indebtedness has the potential to affect us adversely in many ways. For example, it will or could:

•                  increase our vulnerability to adverse economic, industry or competitive developments;

•                  require us to devote a substantial portion of our cash flow to debt service, reducing funds available for other purposes or otherwise constrain our financial flexibility;

•                  affect our ability to obtain additional financing, particularly because substantially all of our assets are subject to security interests relating to existing indebtedness; or

•                  decrease our profitability or cash flow.

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

If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches. If we expand our operations, we may incur significant transaction expenses and experience additional risks associated with entering new markets.

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

The agreements governing our debt contain cross default or cross acceleration provisions that may cause all of the debt issued under such agreements to become immediately due and payable as a result of a default under one of our debt agreements.

Our failure to comply with the obligations contained in the indenture governing our notes and the agreements governing our credit facility or other instruments governing our indebtedness could result in an event of default under the applicable agreement, which could result in the related debt and the debt issued under other agreements becoming immediately due and payable.  In that event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all.  Alternatively, a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors, or file for bankruptcy protection.  Such alternative measures could harm our business, financial condition and results of operations.

Economic conditions and uncertainties could adversely affect the lenders that are parties to our revolving credit facility.

As of December 31, 2008, we had $30.1 million of unused availability under our revolving credit facility.  Many banks and other financial institutions have been adversely affected by conditions in the banking and financial markets during the past year.  If any of the lenders that are parties to our revolving credit facility experience difficulties that render them unable to fund future draws on the facility, we may not be able to access all or a portion of these funds.  The inability to make future draws on our credit facility could have a material adverse effect on our business, results of operations or ability to maintain the overall quality of our rental fleet.

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

Our business exposes us to claims for personal injury, death or property damage resulting from the use of the equipment we rent, sell, service or repair and from injuries caused in motor vehicle accidents in which our personnel are involved. Our business also exposes us to worker compensation claims and other employment-related claims. We carry comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims.  Recently and for the first time, we experienced a material loss that was not covered by insurance (see note 6 to our financial statements included in this report and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selling, General and Administrative).  Other claims have been made against us that, on their face, far exceeded the level of our insurance. Future claims may exceed the level of our insurance, and our insurance may not continue to be available on economically reasonable terms, or at all. In addition, certain types of claims, such as claims for punitive damages, are not covered by our insurance.  Whether we are covered by insurance or not, certain claims may generate negative publicity, which may lead to lower revenues, as well as additional similar claims being filed.

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

Don F. Ahern, our President and Chief Executive Officer, beneficially owns 97% of our outstanding common stock; his brother, John Paul Ahern, Jr., owns the remaining 3% of our outstanding common stock. As a result, Don F. Ahern controls the outcome of matters submitted to a shareholder vote. Circumstances may occur in which the interests of Don F. Ahern, as our majority shareholder, could conflict with the interests of our noteholders and other creditors.  We are also party to a number of lease and other transactions involving entities controlled by Don F. Ahern.  See Note 6 to our financial statements included elsewhere in this report.

We purchase a significant amount of our equipment from a small number of manufacturers. Termination of our relationship with any of those manufacturers could have a material adverse effect on our business because we may be unable to obtain adequate rental and sales equipment from other sources in a timely manner or at all.

We purchase most of our rental and sales equipment from a small number of original equipment manufacturers. For example, we acquired from JLG Industries, Inc. nearly 20% of all rental equipment we purchased in 2008. Although we believe we have alternative sources of supply for the rental and sales equipment and parts we purchase in each of our principal product categories, termination of our relationship with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations in the unlikely event that we were unable to obtain adequate rental and sales equipment, parts and other supplies from other sources in a timely manner or at all.

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

•                  bankruptcy or insolvency of our competitors, which could lead to a larger than expected amount of used equipment for sale in the market, potentially adversely impacting used equipment values;

•                  worldwide and domestic demand for used equipment; and

•                  general economic conditions.

Weakness in the non-residential construction market has caused, and may continue to cause, a decrease in the value of used rental equipment, which could negatively impact our borrowing availability.

Fluctuations in fuel costs or reduced supplies of fuel could harm our business.

One of our competitive advantages is the mobility of our fleet. We could be adversely affected by limitations on fuel supplies or increases in fuel prices that result in higher costs of transporting equipment from one branch to another branch.

If our repair and maintenance and equipment replacement costs increase as our rental fleet ages and we are unable to recoup such costs, our earnings will decrease.

During the third quarter of 2008, we began aggressively scaling back our capital expenditures.  For all of 2008, we had total capital expenditures for rental equipment of $131.1 million.  We expect total capital expenditures for rental equipment in 2009 to be less than half of the 2008 amount based on anticipated customer demand and market conditions.   Because of these substantial reductions in capital expenditures for new rental fleet, the average age of our rental fleet will increase in 2009.  Accordingly, we expect that the cost of repairing and maintaining our rental fleet will likely increase.  Additionally, if the cost of new equipment we use in our rental fleet increases, we may be required to spend more for replacement equipment.  The cost of new equipment may increase due to increased material costs and increases in the cost of fuel, which is used in the manufacturing process and in delivering the equipment to us.  Although such increases did not have a significant effect on our financial condition and results of operations in 2008, any material increase in new equipment and repairs and maintenance costs could adversely affect our revenues, profitability and financial condition.

We may be unable to maintain an effective system of internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act of 2002 and other related provisions of the United States securities laws.

We are required by the terms of the indenture governing our notes to file certain reports, including annual and quarterly periodic reports, under the Securities Exchange Act of 1934.  The current economic downturn and business outlook may require us to cut staff in order to maintain our cash flow.  If this occurs, our internal and disclosure controls and procedures could be adversely effected.  To the extent we are unable to maintain effective internal control over financial reporting and/or disclosure controls and procedures, we may be unable to produce reliable financial reports and/or public disclosure, detect and prevent fraud and comply with our reporting obligations on a timely basis.  Any such failure could harm our business.  In addition, failure to maintain effective internal control over financial reporting and/or disclosure controls and procedures could result in the loss of investor confidence in the reliability of our financial statements and public disclosure and a loss of customers, which in turn could harm our business.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Las Vegas, Nevada. As of March 16, 2009, we operated 53 rental branches in 12 states. We lease the real estate for all of our branches, in most cases from related parties. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence.” We believe our facilities are sufficient for our current needs. Below is an overview of our branches:

States with Ahern Rentals Branches	Number of Locations
California	16
Texas	11
Nevada	9
Utah	5
Arizona	3
Oregon	2
New Mexico	2
Colorado	1
New Jersey	1
Kansas	1
Oklahoma	1
North Carolina	1
Total	53

With the exception of our corporate headquarters in Las Vegas, Nevada, each of our properties consists of an equipment lot, a shop facility and an office from which we conduct our local rental operations. These properties are not materially different from each other in size, facilities or purpose. Our Las Vegas headquarters consists of offices and an extensive rental yard. Of our 53 leased properties, 41 are leased from related parties. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence.” Each lease with a related party runs through October 27, 2014, unless earlier terminated. Annual aggregate rental payments to related parties and unaffiliated third parties under our property leases were $7,833,469 and $1,338,231, respectively, for 2008.

ITEM 3.  LEGAL PROCEEDINGS

We are party to various litigation matters in the ordinary course of our business. We cannot estimate with certainty our ultimate legal and financial liability, if any, with respect to our pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In lieu of a shareholder meeting, on March 9, 2009 our two shareholders, the DFA Separate Property Trust and John Paul Ahern, Jr. voted unanimously by written consent to elect the following individuals to our board of directors, each to serve until his successor is duly elected and qualified or until his earlier death, resignation or removal:  Don F. Ahern, Evan B. Ahern, Howard L. Brown, P. Enoch Stiff and Mark J. Wattles.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           There is no public trading market for our common equity. On December 31, 2008, there were two holders of record of our common stock. In 2006, 2007 and 2008, we paid cash distributions to our shareholders in the amount of $8,469,774, $10,963,223 and $9,914,079, respectively. We expect to pay cash distributions in the future. Our ability to pay distributions is limited by our credit facility and the indenture governing our notes. On February 20, 2009, our board of directors declared and paid a distribution to the shareholders of the Company in the amount of $2,350,552, which is in compliance with the provisions of the indenture governing our notes and was approved by the lenders for our credit facility.

(b)           We did not, and our affiliates did not, purchase any of our shares of common equity in the quarter ended December 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data (presented in thousands, except percentages and ratios) of Ahern Rentals, Inc. as of the dates and for the periods indicated. The selected historical financial data as of December 31, 2004, 2005 and 2006 and for the years ended December 31, 2004 and 2005 have been derived from our audited financial statements that are not included in this report. The selected historical financial data as of December 31, 2007 and 2008 and for the years ended December 31, 2006, 2007 and 2008 have been derived from our audited financial statements included elsewhere in this report. We have elected to be treated as an S corporation for federal income tax purposes. As a result, our shareholders are taxed directly on their respective shares of our income. Accordingly, no provision or liability for federal and state income tax is included in our financial statements. The following data should be read in conjunction with the financial statements and notes thereto, and with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2004		2005		2006		2007		2008
Income Statement Data:
Revenues:
Equipment rentals and related	$136,402		$179,858		$236,855		$293,408		$329,461
Sales of rental equipment	7,256		11,379		16,600		24,918		19,664
Sales of new equipment and other	11,411		12,470		12,531		22,131		32,462
Total revenues	155,069		203,707		265,986		340,457		381,587
Cost of revenues:
Cost of equipment rental operations, excluding depreciation	61,086		75,130		91,927		114,177		135,221
Depreciation, rental equipment	28,412		36,900		54,183		73,482		90,611
Cost of rental equipment sold	5,210		8,197		11,457		17,274		12,428
Cost of new equipment sold and other	8,804		9,969		9,163		17,005		25,971
Total cost of revenues	103,512		130,196		166,730		221,938		264,231
Gross profit	51,557		73,511		99,256		118,519		117,356
Operating expenses:
Selling, general and administrative	22,961		30,417		37,039		47,408		57,754
Depreciation and amortization, non-rental property and equipment	3,006		4,323		5,949		7,435		9,174
Total operating expenses	25,967		34,740		42,988		54,843		66,928
Operating income	25,590		38,771		56,268		63,676		50,428
Other income (expense):
Interest expense	(15,488)		(33,388)		(31,152)		(41,844)		(43,626)
Other	187		214		59		84		(118)
Net income	$10,289		$5,597		$25,175		$21,916		$6,684
Other Financial Data:
EBITDA(1)	$57,195		$80,208		$116,459		$144,677		$150,095
EBITDA margin(1)(2)	36.9%		39.4%		43.8%		42.5%		39.3%
Debt to EBITDA ratio	3.97	x	3.69	x	3.46	x	3.72	x	4.07	x
Depreciation	31,418		41,223		60,132		80,917		99,785
Net cash provided by operating activities	33,588		52,133		93,428		91,031		65,749
Net cash used in investing activities	(13,018)		(120,950)		(192,338)		(213,479)		(130,848)
Net cash provided by (used in) financing activities	(20,374)		69,599		98,898		125,023		62,597

	As of December 31,
	2004	2005	2006	2007	2008
Balance Sheet Data:
Cash	$914	$1,696	$1,684	$4,260	$1,758
Rental equipment, net	180,169	262,843	392,084	518,205	546,057
Total assets	260,406	357,180	509,528	694,351	708,000
Total debt	217,711	295,723	403,329	538,412	611,198
Total stockholders’ equity	24,320	29,917	46,622	57,575	54,344

(1)               EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. We present EBITDA because we believe EBITDA is a useful analytical tool for assessing our financial performance, including our ability to meet future debt service obligations and capital expenditure and working capital requirements. EBITDA is not, however, a measure of financial performance or liquidity under U.S. generally accepted accounting principles. Accordingly, EBITDA should not be considered a substitute for net income or cash flows as an indicator of our operating performance or liquidity. The table below provides a reconciliation of net income and EBITDA for the periods indicated.

	Year Ended December 31,
	2004	2005	2006	2007	2008
Net income	$10,289	$5,597	$25,175	$21,916	$6,684
Interest expense	15,488	33,388	31,152	41,844	43,626
Depreciation, rental equipment	28,412	36,900	54,183	73,482	90,611
Depreciation and amortization, non-rental property and equipment	3,006	4,323	5,949	7,435	9,174
EBITDA	$57,195	$80,208	$116,459	$144,677	$150,095

(2)               EBITDA margin is defined as EBITDA as a percentage of total revenues.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and accompanying notes included in this report

Overview

Through our network of 53 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities. The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools. Accordingly, our business is capital intensive, and our profitability and cash flows depend upon the availability and terms of financing. See “— Liquidity and Capital Resources”.

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate. For financial reporting purposes, our revenues are divided into three categories:

•                  Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel. For the year ended December 31, 2008, revenues from equipment rentals and related accounted for approximately 86% of our total revenues. Of equipment rentals and related revenues in that period, 67% were attributable to rentals of high reach equipment, 19% to rentals of general rental equipment, including ground engaging equipment, and 14% to rental related revenues.

•                  Sales of rental equipment represent revenues from the sale of our used rental equipment. For the year ended December 31, 2008, these revenues accounted for approximately 5% of our total revenues.

•                  Sales of new equipment and other is primarily revenues from the sale of new equipment, merchandise and supplies. For the year ended December 31, 2008, these revenues accounted for approximately 9% of our total revenues.

Equipment rental revenues are affected by several factors including general economic conditions and conditions in the nonresidential construction industry in particular, the amount and quality of equipment available for rent, rental rates, the mix and percentage of equipment rented, length of time the equipment is on rent, and weather. We use “dollar utilization” to measure the interaction of changes in rental rates, product mix, average length of rental, and time utilization. Dollar utilization is the annualized ratio of equipment rentals and related revenues for a period to the average original cost of our rental fleet during that period. Revenues from the sale of used equipment are affected by price, general economic conditions, the amount and type of equipment available in the marketplace, and the condition and age of the equipment. Consequently, the age and mix of equipment in our rental fleet has a direct impact on these revenues. Other revenues, including revenues from the sale of new equipment and from the sale of parts, supplies and maintenance and repair services, are affected by price and general economic conditions.

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

Operating expenses include all selling, general and administrative expenses (“SG&A”) and depreciation and amortization on non-rental property and equipment. Non-rental property and equipment mainly includes our fleet of service and delivery trucks, furniture and fixtures, and leasehold improvements.  SG&A expenses include primarily sales force compensation, information technology costs, administrative payroll, marketing costs, professional fees, and property and casualty insurance.

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

In addition, our operating results are highly dependent on the strength of the economy of Las Vegas, Nevada. In 2006, 2007, and 2008, the percentage of our total revenues attributable to our Las Vegas operations was 35%, 32%, and 29%, respectively. The rapid growth experienced by the Las Vegas area in recent years has contributed significantly to our revenues.  Based on anticipated customer demand and market conditions, we do not believe that the strong operating results we have historically experienced in Las Vegas will continue at the same or similar levels in 2009 or beyond.  Because of this and also due to the economic slowdown in general, we have been diversifying, and plan to continue to diversify, our business by opening branch locations in new markets.  This strategy enables us to improve the utilization of our rental fleet by moving unutilized fleet from existing branch locations to new markets.  We determine the markets to open branch locations through extensive economic and demographic studies and also evaluate markets that may already be complementary to our existing branch locations.  Opening new branch locations does not require significant capital because most of the fleet that will be deployed in a new branch will be moved from existing branches.

In response to the economic slowdown that began last year, which has caused our utilization levels to decrease, we have significantly reduced our capital expenditures.  In 2007 we spent approximately $240 million on capital expenditures but reduced that to around $150 million in 2008.  We expect 2009 capital expenditures to be less than half of the amount spent in 2008.  A consequence of reduced capital expenditures is that the average age of our rental fleet will likely increase, leading to increased repair, maintenance, and equipment replacement costs.  See “Item 1A. Risk Factors.”

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

Recent Developments

Management structure. Beginning in 2009, we reorganized responsibilities within sales, operations, and service into four geographic regions, generally represented by the four time zones in the continental United States.  Previously, we had a single vice president for each of sales, operations, and service with responsibility for the entire company within his discipline.  With the reorganization, there are now four regional vice presidents for each of sales, operations, and service.  We believe this change in management structure will enable us to better serve our customers and more effectively and efficiently operate the branch locations in the four regions.

The centralized administration disciplines within the executive management team (finance, purchasing, information technology, risk management and transportation, growth and development, and facilities and construction) continue to be managed on a company-wide basis in support of our matrix management by operational disciplines.

In November 2008, we opened our 49th and 50th branches in San Antonio and Austin, Texas.  We lease both of these branches from unrelated parties.  In 2009, we opened three more branches in Waco and Odessa, Texas and Charlotte, North Carolina.  We lease the real property on which three these branches are located from an affiliated entity controlled by Don F. Ahern, our President, Chief Executive Officer, and majority shareholder.

Key operating results for the first two months of 2009 compared to the same period in 2008 are as follows:  Rental and related revenues are down 17%, revenues from sales of rental equipment are down 62%, average rental rates have decreased 13%, and average time utilization of our high reach equipment decreased to 56% from 66%.

Results of Operations

2008 Compared to 2007 Compared to 2006 Revenues

Revenues in 2008 increased 12% over 2007. Revenues in 2007 increased 28% over 2006. The primary factors contributing to the changes are discussed below.

Equipment rentals and related revenues. Equipment rentals and related revenues in 2008 increased 12%, or $36 million, over 2007.  These revenues accounted for 86% of our total revenues for 2008 and 2007.  Same branch revenues increased 11%, or $31 million; the remaining $5 million increase in revenues is from seven new stores opened in 2008, five of which were opened in the second half of 2008.  Additionally, the increased revenues resulted from an increase in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $794 million in 2008 from $639 million in 2007, offset by a decrease in our dollar utilization to 42% in 2008 from 46% in 2007.  Average rental rates decreased 4% in 2008 and average time utilization of our high reach equipment decreased to 67% in 2008 compared to 70% in 2007.

Equipment rentals and related revenues in 2007 increased 24%, or $57 million, over 2006. These revenues accounted for 86% and 89% of our total revenues for 2007 and 2006, respectively. Same branch revenues increased 19%, or $46 million; the remaining $11 million increase in revenues is from nine new stores opened in 2007. Additionally, the increased revenues resulted from an increase in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $639 million in 2007 from $474 million in 2006, offset by a decrease in our dollar utilization to 46% in 2007 from 50% in 2006. Average rental rates increased 3% in 2007 and average time utilization of our high reach equipment decreased to 70% in 2007 compared to 73% 2006.

Sales of rental equipment. Sales of rental equipment in 2008 decreased 21% compared to 2007 due mainly to an 18% decrease in the number of units sold in 2008.  The decrease in revenue can be attributed to softening in the used equipment markets and the mix of equipment sold.

Sales of rental equipment in 2007 increased 50% over 2006.  This increase is attributed to the growth in our rental fleet and the strong retail and secondary market demand for rental equipment in 2007. We sold 37% more equipment units in 2007 compared to 2006; this is comprised of 75% more equipment units sold at auction and 24% more equipment units sold through retail channels.  In 2007, we placed increased emphasis on selling equipment at auctions because profit margins realized at auctions were comparable to sales through retail channels and it provided an effective means to dispose of older and under-utilized equipment.

Sales of new equipment and other revenues. Sales of new equipment and other revenues in 2008 increased 47% over 2007.  Approximately $4.9 million of the increased revenues relates to the sale of a group of new equipment units held for resale; these units were sold in March 2008.  Excluding this transaction, sales of new equipment and other revenues in 2008 increased 25% over 2007, mostly due to a 17% increase in new equipment sales revenue and a 44% increase in merchandise sales revenue.  In 2008, we sold just over twice as many new equipment units than in 2007 resulting in approximately $2.3 million in increased revenues.  The increased new equipment sales volume is mainly attributable to the hiring of a sales manager in the summer of 2007 who provides support and coaching of the sales force on new equipment sales.  Merchandise sales increased approximately $2.8 million in 2008 due to increased emphasis on such sales.

Sales of new equipment and other revenues in 2007 increased 77% over 2006. This change resulted from:  (1) an increase of 128%, or $8 million, in the sale of new equipment due to increased emphasis on such sales, and (2) an increase of 32%, or $2 million, in merchandise and other revenue due to increased emphasis on merchandise sales.

Cost of Revenues

Cost of revenues in 2008 increased 19% over 2007. Cost of revenues in 2007 increased 33% over 2006. As a percentage of revenues, cost of revenues was 69%, 65% and 63% for 2008, 2007 and 2006, respectively. The primary factors contributing to the changes are described below.

Cost of equipment rental operations, excluding depreciation. Cost of equipment rental operations, excluding depreciation, in 2008 increased 18% over 2007.  The increase is due to increased payroll costs, repairs and maintenance costs, freight costs, and rent and facilities expenses related to the increase in revenues and the opening of seven new rental branches in 2008.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 41% in 2008 compared to 39% in 2007; the increase is due mainly to the opening of seven new rental branches in 2008, five of which opened in the second half of 2008.

Cost of equipment rental operations, excluding depreciation, in 2007 increased 25% over 2006. The increase is due to increased payroll costs, repairs and maintenance costs, and rent and facilities expenses related to the increase in revenues and the opening of nine new rental branches in 2007. As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 39% in 2007 and 2006.

Depreciation, rental equipment.  Depreciation, rental equipment in 2008 increased 23% over 2007 due to the increased investment in our rental fleet described previously under the caption “—Revenues — Equipment rentals and related revenues.”

Depreciation, rental equipment in 2007 increased 36% over 2006 due to the increased investment in our rental fleet described previously under the caption “—Revenues — Equipment rentals and related revenues.”

Cost of rental equipment sold.  Cost of rental equipment sold in 2008 decreased 28% compared to 2007.  This decrease is due to the 21% decrease in revenue from the sale of rental equipment described under the caption “—Revenues — Sales of rental equipment”, and because our profit margins improved in 2008 due mainly to the mix of equipment sold.  The main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 63% in 2008 and 69% in 2007.

Cost of rental equipment sold in 2007 increased 51% over 2006 principally as a result of the 50% increase in the sales of rental equipment described under the caption “—Revenues — Sales of rental equipment.” The net carrying value of the sold equipment averaged 69% of the selling price in both 2007 and 2006.

Cost of new equipment sold and other. Cost of new equipment sold and other in 2008 increased 53% over 2007.  Approximately $5.1 million of the increased cost of revenues relates to the sale of a group of new equipment units held for resale; these units were sold in March 2008.  Excluding this transaction, cost of new equipment sold and other in 2008 increased 23% over 2007 mostly due to the 25% increase in new equipment and merchandise sold described under the caption “—Revenues — Sales of new equipment and other revenues.”

Cost of new equipment sold and other in 2007 increased 86% over 2006. This increase is due mainly to the 77% increase in other revenues described under the caption “—Revenues — Sales of new equipment and other revenues.”

Selling, General and Administrative

SG&A in 2008 increased 22% over 2007 due to increases in  payroll costs, rents, travel, legal and professional fees, and other miscellaneous administrative costs resulting from the growth of our rental fleet and business.  In September 2008, we recorded a $1.1 million expense related to a legal settlement.  Excluding the effects of this legal settlement, SG&A in 2008 increased 20% over 2007.  As a percentage of total revenues, SG&A was 15% for 2008 and 14% for 2007.

SG&A in 2007 increased 28% over 2006 due to increases in payroll and related costs, rents, travel, professional fees, and other miscellaneous administrative costs. However, as a percentage of total revenues, SG&A remained the same at 14% for both 2007 and 2006.

Depreciation and Amortization, Non-Rental Property and Equipment

Depreciation and amortization, non-rental property and equipment in 2008 increased 23% over 2007 due to an increased investment in non-rental equipment to an average original cost of $88 million in 2008 from $69 million in 2007.

Depreciation and amortization, non-rental property and equipment in 2007 increased 25% over 2006 due to an increased investment in non-rental equipment to an average original cost of $69 million in 2007 from $53 million in 2006.

Interest Expense

Interest expense in 2008 increased 4% over 2007 primarily due to higher average debt balances in 2008 of $600 million compared to $473 million in 2007 incurred to fund the growth in our fleet of rental and non-rental equipment.  The effect of the increased debt was offset by a decrease in our aggregate weighted average interest rate to 6.9% in 2008 from 8.4% in 2007, primarily due to decreases in the LIBOR index rate applicable to amounts outstanding under our revolving credit facility.  See “---Liquidity and Capital Resources.”

Interest expense in 2007 increased 34% over 2006 due to higher average debt balances in 2007 of $473 million compared to $350 million in 2006 incurred to fund the growth in our fleet of rental and non-rental equipment. Our aggregate weighted average interest rate was 8.4% in both 2007 and 2006.

Critical Accounting Estimates and Policies

We prepare our financial statements in accordance with United States generally accepted accounting principles (“GAAP”).  Our significant accounting policies are described in Note 1 to our financial statements included elsewhere in this report.  Many times, the application of accounting principles requires management to make assumptions, estimates and judgments which are often subjective and may change based on changing circumstances or changes in our analysis.  Actual results could differ materially from our calculated estimates although we believe our estimates are reasonable and appropriate.  The following is a summary of what we believe are the critical accounting estimates and policies for our company that, if we were to change underlying assumptions, estimates or judgments, could produce materially different results.

Depreciation Methods and Asset Lives. We depreciate rental equipment and other property by the straight-line method to an estimated salvage value (10% of original cost) over the estimated useful lives of the assets. The estimated useful life of an asset is determined based on our expectation of the period over which the asset will generate sufficient revenues and profits. Estimated salvage value is determined based on our expectation of the minimum value we will realize from disposition of the asset after such period.

Allowance for Collection Losses. An allowance for collection losses of trade receivables is maintained at levels we believe adequately provide for such estimated losses. In determining the allowance, we consider economic conditions generally, the financial condition of specific customers, the value of any underlying collateral, including the effect of mechanics’ liens on construction projects, prices and volumes in used equipment markets, historical write-offs relationships to revenues and receivables, and other factors we believe are relevant. We review the adequacy of the allowance monthly.

Revenue and Cost Recognition. A rental contract may be daily, weekly, or monthly. To enable us to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers, we record unbilled rental revenue and deferred revenue as necessary, based on the status of open rental contracts as of the end of the reporting period. Revenues from the sale of our used rental equipment and inventories of new equipment and other merchandise and services are recognized at the time of delivery of the product or service to the customer.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are not yet effective and that management believes are likely to have a significant effect on our future financial statements.

Liquidity and Capital Resources

Indebtedness

Credit Facility.  We have a $350 million revolving credit facility secured by a first priority interest in substantially all of our existing and future acquired assets.  As of December 31, 2008, we had $319.4 million outstanding and $30.1 million of unused availability under the credit facility. This credit facility is used to finance ongoing working capital needs, capital expenditures, and for general corporate purposes. Cash flow from operations and net proceeds from the sale of our used rental equipment are applied to reduce borrowings under our credit facility, and our expenditures for rental equipment and other property and equipment increase borrowings under our credit facility.  At any time that borrowing availability falls below $25 million, the facility requires us to report financial covenants for the most recently completed quarter for which financial statements have been issued and each quarter thereafter unless borrowing availability returns above $25 million for 20 consecutive business days, at which time the requirement to report financial covenants ceases.  The financial covenants required to be maintained, when the reporting requirements described above are triggered, include a minimum fixed charge coverage ratio of not less than 1.00 to 1.00, a maximum total funded debt to EBITDA ratio of between 4.60 to 1.00 and 4.50 to 1.00 (depending on the then current fiscal quarter) and a minimum time utilization ratio of 45%. The credit facility contains other usual and customary covenants and default provisions.

As of December 31, 2008, the credit facility had a weighted average interest rate of 3.9% per annum. The credit facility matures August 21, 2011.

Second Priority Senior Secured Notes. At December 31, 2008, we had outstanding $290 million principal amount of 9 1/4% Second Priority Senior Secured Notes (the “Second Priority Notes”). These notes are due August 15, 2013 and are secured on a second priority basis, behind the credit facility, by substantially all of our existing and future acquired assets.

As of December 31, 2008, the weighted average interest rate on our total debt of $611.2 million was approximately 6.4%.

Loan Covenants and Compliance. As of December 31, 2008, we were in compliance with the covenants and other provisions of our credit facility and the Second Priority Notes.

Credit Rating.  Our credit ratings relating to the Second Priority Notes as of March 20, 2009 were as follows:

Moody’s:              Caa3

Standard & Poor’s:          B+

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by these rating agencies. Our current credit ratings are lower than they have been in the past, and we expect our access to the public debt markets to be limited as long as our ratings remain at their current levels.

Liquidity and adequacy of capital resources

Our business is capital intensive. We purchase new equipment both to expand the size and maintain the age of our rental fleet. For 2008, 2007, and 2006, we had total expenditures on rental equipment of $131.1, $216.5 and $195.2 million, respectively.  During the third quarter of 2008, we began aggressively scaling back our capital expenditures; we expect rental equipment expenditures to decrease substantially in 2009 based on anticipated customer demand and market conditions.  However, if demand for rental equipment from our customers increases, expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment could be higher than we currently expect subject to the availability of financing.

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

The United States is currently experiencing a recession accompanied by, among other things, reduced credit availability and highly curtailed construction activities.  The effects and duration of these developments and related risks and uncertainties on the Company’s future operations and cash flows are difficult to estimate at this time but may be significant.  See Item 1A. — Risk Factors.

In response to the economic recession, the effect of which began last year and which has caused our utilization levels to decrease, we have significantly reduced our capital expenditures.  In 2007, we spent approximately $240 million for capital expenditures but reduced that to around $150 million in 2008.  We expect our 2009 capital expenditures to be less than half of the amount spent in 2008.

A consequence of reduced capital expenditures is that the average age of our rental fleet will likely increase.

We believe that, subject to the effects of further economic developments and the outcome of related uncertainties, our existing sources of liquidity will be sufficient to meet the cash requirements of our operations for at least the next twelve months. To the extent the sources of liquidity described above are not sufficient to fund our operations, we may require additional debt or equity financing, access to which will be affected by prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. In addition, our ability to access additional or alternative sources of capital is restricted by the indenture governing our Second Priority Notes and the terms of the agreements governing our credit facility.

Sources and uses of cash. Net cash provided by operating activities for 2008 decreased by $25.3 million compared to 2007 mainly from the deferral of approximately $20 million of cash payments from 2007 into 2008 for new equipment acquired in 2007.  Net cash used in investing activities for 2008 decreased by $82.7 million compared to 2007 primarily due to planned reductions in capital expenditures, realized primarily in the second half of 2008.  Net cash provided by financing activities for 2008 decreased by $62.4 million compared to 2007 primarily due to lower net borrowings caused by our planned reductions in capital expenditures.

Contractual Obligations

At December 31, 2008, we had total payments due under our various contractual obligations as follows (amounts in thousands).

Type of Obligation	Total	Less than one year	1-3 years	3-5 years	Longer

Credit facility (1)	$353,377	$12,506	$340,871	$—	$—
Second Priority Notes (1)	424,125	26,825	53,650	343,650	—
Other note payable (1)	2,071	208	423	433	1,007
Operating lease obligations: (1)
Real estate	57,665	9,549	19,408	19,753	8,955
Other	5,267	660	1,342	1,374	1,891
TOTAL	$842,505	$49,748	$415,694	$365,210	$11,853

(1)          Payments due with respect to a period represent (i) in the case of our credit facility, other debt and the Second Priority Notes, the scheduled principal and interest payments due in the period and (ii) in the case of operating leases, the minimum lease payments due in the period under non-cancelable operating leases. Interest amounts on our credit facility are based on $319.4 million outstanding as of December 31, 2008 and the then applicable rate of interest of 3.9% per year. To the extent amounts are outstanding under our credit facility, we will be obligated to make required payments of principal and interest when due. Interest amounts on other debt are based on annual interest of 2.9% on $1.8 million outstanding as of December 31, 2008. We pay 9.25% interest semi-annually on the Second Priority Notes.

Inflation

Inflation has not had, and we believe it is not likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Transactions

In April 2006 and October 2007, we entered into separate operating lease agreements, each for a corporate aircraft.  Additionally, we lease real estate under operating leases as a regular business activity.  See Note 6 to our audited financial statements included elsewhere in this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term fixed interest rate debt at December 31, 2008 was $58 million; its carrying value was $290 million. Estimated fair values were determined by reference to quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test. Borrowings under the credit facility accrue interest at either (a) prime rate plus zero to 50 basis points for prime rate loans, or at our option (b) LIBOR plus 175 to 225 basis points for LIBOR based loans; the rates charged will fluctuate within these ranges depending on our leverage ratio. In addition, our credit facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line. An increase in interest of 100 basis points would increase our annual interest expense by $3.2 million based on $319.4 million, which was the amount of outstanding debt under our credit facility as of December 31, 2008.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are submitted as a separate section of this report. See Item 15 (a)(2) for a listing of financial statements provided in the section titled “Financial Statements.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the filings we make under the Securities Exchange Act of 1934.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we determined that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table is a list of our current directors and executive officers.

Name	Age	Position
Don F. Ahern	55	President, Chief Executive Officer, and Chairman of the Board of Directors
Howard L. Brown	66	Chief Financial Officer, Secretary, and Director
Evan B. Ahern	34	Executive Vice President and Director
Mark J. Wattles	48	Director
P. Enoch Stiff	61	Director
Timothy N. Lotspeich	55	Senior Vice President of Risk Management and Transportation
D. Kirk Hartle	43	Senior Vice President of Finance and Treasurer
Michael S. Stigler	41	Vice President and Chief Information Officer

Don F. Ahern has been our President, Chief Executive Officer and a member of our board of directors since February 1994. Prior to that, since 1978, Mr. Ahern was the sole proprietor of Los Arcos Equipment, an equipment rental company. Mr. Ahern has over 30 years of experience in the equipment rental industry. Mr. Ahern is Evan B. Ahern’s father.

Howard L. Brown has been our Chief Financial Officer since September 1997. He joined our board of directors in April 2004. Mr. Brown has over 35 years of finance experience. Prior to joining us, from October 1995 through September 1997, Mr. Brown was Chief Financial Officer of the H&O Foods division of Rykoff-Sexton, Inc. (now known as U.S. Foodservice, Inc.), the largest food service distributor in Las Vegas, Nevada. From September 1992 through October 1995, Mr. Brown was Chief Financial Officer of H&O Foods, Inc.

Evan B. Ahern has been our Executive Vice President since March 2004 and joined our board of directors in April 2004. He served as Chief Information Officer from 1998 to May 2007. Between 1993 and 1998, Mr. Ahern was responsible for managing and implementing our technology infrastructure. From 1990 through 1993, Mr. Ahern held various other positions with the company. Mr. Ahern has been and continues to be involved in nearly every aspect of the our operations. He spends much of his current time in business development activities, branch level process reengineering and training, and technology integration into every aspect of our business to improve operational efficiencies and effectiveness.  Evan Ahern is Don F. Ahern’s son.

Mark J. Wattles joined our board of directors in April 2004. Mr. Wattles founded Hollywood Entertainment Corporation (“Hollywood”), a chain of video rental and game stores, in June 1988, and until September 1998 he served as Hollywood’s Chairman of the Board, President, and Chief Executive Officer. From August 1998 through June 2000, Mr. Wattles left his full-time position at Hollywood and served as Chief Executive Officer of Reel.com, then a wholly owned subsidiary of Hollywood. In August 2000, Mr. Wattles returned full time to Hollywood to assist with changes in its business strategy. He served as President of Hollywood from January 2001 until January 2004 and as Chief Executive Officer from January 2001 until February 2005. Since January 2005, Mr. Wattles has served as President of Wattles Capital Management, LLC, a capital management company that invests in public and private companies providing consumer products and services. In April 2005, Ultimate Acquisition Partners, L.P., an entity owned by Wattles Capital Management, LLC, purchased from Ultimate Electronics, Inc. the assets associated with 32 Ultimate Electronics and SoundTrack stores. Since that time, Mr. Wattles has served as Chairman of Ultimate Acquisition Partners, L.P., which does business as Ultimate Electronics, a retailer of home entertainment and consumer electronics products.

P. Enoch Stiff joined our board of directors in April 2004. Mr. Stiff has been the managing partner of the Executive Management Group, a consulting firm specializing in effective management practices for senior executive teams of midsize businesses, since November 2002. Additionally, since January 2004, Mr. Stiff has been a partner in the Value Management Group, a Chicago-based investment management company that focuses on manufacturing companies.  In February 2008, Mr. Stiff became President and Chief Executive Officer of American Sportworks, a company that manufactures various types of utility vehicles. From September 2000 to November 2002, Mr. Stiff provided independent business consulting services to executive management groups. From September 1996 to September 2000, Mr. Stiff was the President, Chief Executive Officer and a member of the board of directors of OmniQuip International, Inc., a North American manufacturer of telescopic material handlers, aerial work platforms and other material handling equipment. From August 1989 to September 1996, Mr. Stiff was the President and Chief Executive Officer of TRAK International, Inc. (“TRAK”), a wholly owned subsidiary of OmniQuip International, Inc. He previously served as the Chief Operating Officer of TRAK from November 1987 to August 1989.

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

D. Kirk Hartle has been our Senior Vice President of Finance and Treasurer since March 2009; previously, Mr. Hartle served as Vice President of Finance since September 2007 and prior to that he served as our Director of Finance from the time he was hired in February 2004. His responsibilities include oversight of all accounting and financial reporting for the Company. During his career, Mr. Hartle has held positions with KPMG LLP and Deloitte LLP. Prior to joining Ahern Rentals, Mr. Hartle was chief financial officer for five years with a publicly held golf retail and sports entertainment company.  Mr. Hartle also is the immediate past-president of the University of Nevada, Las Vegas Alumni Association and has served on its Board of Directors for 13 years.

Michael S. Stigler joined Ahern Rentals in 2004 as the Director of IT and was promoted to Vice President and Chief Information Officer in May 2007. Mr. Stigler is an experienced business owner, author, and Microsoft Certified systems engineer. In addition to being a founding partner and former CEO of Tech Results, a Nevada corporation that specialized in custom software development for the gaming industry, Mr. Stigler has owned and operated server computer related businesses over the past 15 years. Mr. Stigler was among the first of the Microsoft Certified professionals in Las Vegas and helped create Microsoft Certified training programs in the greater Las Vegas area. Also, Mr. Stigler is the author of several information technology books including SQL Server 2000 Administration (Osborne/McGraw-Hill) and IIS 4 & Proxy Server 2 (Sybex Network Press), which have been translated into multiple languages and are referenced by experts around the world.

Pursuant to our bylaws, each of our directors serves for a term of one year or until his successor is elected and qualified.

We have not adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are not required to adopt such a code and our board of directors believes a formal code of ethics would not provide significant value to our two stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Throughout this report, the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2008, as well our three other most highly compensated executive officers during 2008, are referred to as the “named executive officers.” These individuals are listed in the Summary Compensation Table on page 26. The following compensation discussion and analysis, executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the named executive officers for services provided to us in 2008 and their compensatory arrangements.

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

Base Salary

The primary component of compensation of our executives is base salary. The base salary levels of our executives in 2008 were established based upon:   (i) the individual’s background and circumstances, including experience and skills, (ii) our knowledge of competitive factors in our industry,

(iii) the job responsibilities of the individual, (iv) our expectations as to the performance and contribution of the individual and our judgment as to the individual’s potential future value to us, (v) prior year salary levels, (vi) prior year performance, (vii) length of service and (viii) with respect to those executives other than the Chief Executive Officer, the recommendations of the Chief Executive Officer. In establishing the current base salary levels, we did not engage in any formal benchmarking activities or engage any outside compensation advisors.

The base salary of named executive officers is intended to provide a competitive base level of pay for the services provided. We believe the fixed base annual salary levels of the named executive officers help us to retain qualified executives and provide a measure of income stability for the named executive officers that reduces pressure to take possibly excessive risks to achieve performance measures under incentive compensation arrangements. The base salaries of some named executive officers may be increased in 2009.

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

All Other Compensation

Other compensation to the named executive officers in 2008 included eligibility to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans, which are available to employees generally. These payments and other benefits, the amounts of which are not material to us, provide additional compensation and benefits to the named executive officers.

Summary Compensation Table

		Annual Compensation		All Other	Total
Name and Principal Position	Year	Salary	Bonus	Compensation (1)	Compensation
Don F. Ahern	2008	$624,000	$400,373	$—	$1,024,373
President and Chief Executive Officer	2007	636,000	451,948	—	1,087,948
	2006	624,000	479,821	—	1,103,821

Howard L. Brown	2008	180,000	65,000	4,380	249,380
Chief Financial Officer	2007	183,462	100,000	4,380	287,842
	2006	180,000	150,000	4,200	334,200

Evan B. Ahern	2008	200,000	225,000	4,380	429,380
Executive Vice President	2007	203,846	250,000	4,380	458,226
	2006	200,000	200,000	4,200	404,200

Timothy N. Lotspeich	2008	100,000	185,000	—	285,000
Senior Vice President of Risk	2007	101,923	75,000	—	176,923
Management and Transportation	2006	100,000	165,000	—	265,000

		Annual Compensation		All Other	Total
Name and Principal Position	Year	Salary	Bonus	Compensation (1)	Compensation
Roy Allen Holland, Jr.	2008	120,000	220,000	3,880	343,880
Vice President of Operations	2007	122,308	105,000	3,880	231,188
	2006	120,000	175,000	2,380	297,380

(1)               This item consists of matching contributions by the company to its 401(k) Plan on behalf of each of the named executive officers to match pre-tax elective deferral contributions (included under Salary) made by each to such plan. Participation in the 401(k) Plan is open to any employee age 21 or older who has been employed by us for at least 12 months and who completed at least 1,000 hours of service in the previous year. Subject to limitations contained in the Internal Revenue Code, participants may contribute 1% to 15% of annual compensation and the company contributes 50% of the participant’s contribution not to exceed 2% of the participant’s annual compensation.

The following table summarizes all compensation paid or accrued for directors’ services in 2008 and excludes compensation for service as an officer or other employees or reimbursement of expenses. Our directors who are employees do not receive separate compensation for service on our board of directors.

Director Compensation

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)	All Other Comp($)	Total($)
Don F. Ahern	$0	$0	$0	$0
Howard L. Brown	0	0	0	0
Evan B. Ahern	0	0	0	0
Mark J. Wattles	0	0	0	0
P. Enoch Stiff	5,000	0	0	5,000

Our non-employee directors are entitled to receive $5,000 per day in director’s fees for each day they attend a board meeting in addition to travel and other expense reimbursement incidental to board meeting attendance. Mark Wattles waived all amounts owed him on account of service on our board.

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
Evan B. Ahern
Mark J. Wattles
P. Enoch Stiff

Compensation Committee Interlocks and Insider Participation

During 2008, the board of directors was comprised of Don F. Ahern, Howard L. Brown, Evan B. Ahern, Mark J. Wattles and P. Enoch Stiff. Don Ahern is our President and Chief Executive Officer, Mr. Brown serves as our Chief Financial Officer, and Evan Ahern is an Executive Vice President. Don Ahern is primarily responsible for decisions regarding executive compensation. Neither of Mr. Wattles or Mr. Stiff is a current or former officer or employee. There are no interlocking board memberships between our officers and any member of our board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock at December 31, 2008, by:  (1) each person or entity who owns of record or beneficially 5% or more of any class of our voting securities; (2) each of our named executive officers and directors; and (3) all of our directors and executive officers as a group. Except as noted below, the address for each of the directors and named executive officers is at our principal executive offices c/o Ahern Rentals, Inc., 4241 South Arville Street, Las Vegas, Nevada 89103.

Shares Beneficially Owned (1)
Common Stock
Name	Number of Shares	Percentage of Class
Principal Shareholders, Executive Officers and Directors
Don F. Ahern (2)	970	97%
Howard L. Brown	—	—
Evan B. Ahern	—	—
Timothy N. Lotspeich	—	—
Roy Allen Holland, Jr.	—	—
Enoch Stiff	—	—
Mark Wattles	—	—
Executive Officers and Directors as group (11 Persons)	970	97%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE DFA

Family Limited Partnership

We lease the property that houses our principal executive offices from DFA Family Limited Partnership, of which Don F. Ahern, our President and Chief Executive Officer and a member of our board of directors, is the general partner and which is 1% owned by Don F. Ahern as trustee of the DFA Separate Property Trust and 49.5% owned by each of Don F. Ahern’s two children, including Evan B. Ahern, our Executive Vice President and a member of our board of directors. Our lease payments to DFA Family Limited Partnership totaled $405,128 in 2008. The written lease agreement for this property provides for monthly lease payments of $34,834. Under the lease, the monthly payment increases annually by the greater of (a) 3% of the monthly payment for the prior year or (b) the percentage increase in the Consumer Price Index. The term of the lease continues until October 27, 2014.

DFA, LLC

We lease 41 of our rental branches, as well as our parts warehouse, our dispatch facility, our credit department facility and our payroll facility, from DFA, LLC, of which Don F. Ahern is the managing member and which is 1% owned by Don F. Ahern individually and 99% owned by Don F. Ahern as trustee of the DFA Separate Property Trust. Our aggregate lease payments to DFA, LLC totaled $6,884,715 in 2008. The aggregate monthly lease payments for the properties we lease from DFA, LLC was approximately $655,761 at December 31, 2008. We are party to a written lease agreement for each rental branch we lease from DFA, LLC. Under each lease, the monthly payment increases annually by the greater of (a) 3% of the monthly payment for the prior year or (b) the percentage increase in the Consumer Price Index. The term of each lease continues until October 27, 2014.

Don and Paul, LLC

We lease property housing our Bonanza Road, Las Vegas, Nevada rental facilities from Don and Paul, LLC (“DPLLC”), of which Don F. Ahern is the managing member and which is 85.5% owned by Don F. Ahern as trustee of the DFA Separate Property Trust and 14.5% owned by John Paul Ahern, Jr., Don F. Ahern’s brother. Our lease payments to DPLLC totaled $543,626 in 2008.  The written lease agreement for this property provides for monthly lease payments of $46,743. Under the lease, the monthly payment increases annually by the greater of (a) 3% of the monthly payment for the prior year or (b) the percentage increase in the Consumer Price Index. The term of the lease continues until October 27, 2014.

Xtreme Manufacturing, LLC

We purchase forklifts and other equipment from Xtreme Manufacturing, LLC (“Xtreme”), of which Don F. Ahern is the managing member and which is 96.6% owned by Don F. Ahern as trustee of the DFA Separate Property Trust. We purchased approximately $37.7 million of equipment from Xtreme in 2008.

In addition, Xtreme’s employees participate in the health plans and the 401(k) retirement plan that we make available to our employees. Xtreme directly pays the costs associated with its employees’ participation in the 401(k) retirement plan and reimburses us for our costs associated with its employees’ participation in the medical and dental plans.

A&K 67, LLC

We have a verbal agreement for the part-time use of a boat owned by A&K 67, LLC, which is 25% owned by Don F. Ahern as trustee of the DFA Separate Property Trust. Our payments to A&K 67, LLC pursuant to this agreement totaled approximately $43,100 in 2008. The verbal agreement provides for monthly payments of approximately $3,590. The agreement is terminable on reasonable notice.

XFS, Inc.

XFS, Inc. (“XFS”), of which Don F. Ahern is President and which is wholly owned by Don F. Ahern as trustee of the DFA Separate Property Trust, engages in lease financing transactions in which XFS purchases equipment from us for the purpose of leasing the equipment to third-party lessees. XFS did not purchase any equipment from us in 2008.

Hutt Aviation

We entered into an Aircraft Management and Operating Agreement (the “Aircraft Agreement”) with Hutt Aviation, Inc. (“Hutt”) in September 2006. Don F. Ahern, our President, Chief Executive Officer and Chairman of the board of directors, owns 50% of the outstanding capital stock of Hutt. Under the Aircraft Agreement, Hutt operates our Cessna CE-525 aircraft (the “Aircraft”) both for our use and for charter flights for others; as of March 20, 2009, Hutt has not yet operated the aircraft for charter flights. We paid or reimbursed Hutt $3,686 in 2008, $100,461 in 2007 and $80,398 in 2006 for fees and expenses it incurred in operating the aircraft, including without limitation flight crew salaries and benefits and crew training. Hutt has agreed to pay us $1,400 per hour of time the aircraft is used for charter flights for others; Hutt has not paid us any amount because the aircraft has not yet been used for charter flights for others.

Diamond A Equipment, LLC

We sell and lease equipment to Diamond A Equipment, LLC (“Diamond A”), of which Don F. Ahern is the managing member and which is 1% owned by Don F. Ahern individually and 99% owned by Don F. Ahern as trustee of the DFA Separate Property Trust.  Diamond A operates as an equipment dealership.  In 2008, we sold $756,633 in new serialized equipment, parts and merchandise to Diamond A.

American Sportworks

We purchase certain utility vehicles from American Sportworks, an entity in which one of our directors, P. Enoch Stiff, is President and Chief Executive Officer.  In 2008, we purchased approximately $1.8 million in utility vehicles from American Sportworks.

Director Independence

The board of directors has determined that Mark J. Wattles and P. Enoch Stiff are independent under the standards set forth in NASDAQ Marketplace Rule 4200.

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

ITEM 14.  PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The following table presents the aggregate fees for professional audit services rendered by our independent registered public accounting firm, Piercy Bowler Taylor & Kern, Certified Public Accountants, for the audit of our annual financial statements for the year ended December 31, 2008 and fees billed for other services rendered by Piercy Bowler Taylor & Kern.

	2007	2008
Audit Fees (1)	$131,686	$100,756
Audit-Related Fees (2)	29,606	—
Tax Fees (3)	18,414	5,378
Total	$179,706	$106,134

(1)   Audit fees are exclusively related to our annual financial statement audit and quarterly review services.

(2)   Audit related fees are related to comfort letters, consents and other services related to SEC matters.

(3)   Fees for tax services consisted of:

•              Tax compliance and planning services;

•              Federal, state and local income tax return assistance;

•              Sales and use, property and other tax return assistance; and

•              Assistance with tax audits and appeals.

We do not, nor are we required to, have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of any proposed services to be provided by our auditor before the auditor renders audit or non-audit services.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       Documents filed as part of this report

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

Report of Independent Registered Public Accounting Firm

Board of Directors
Ahern Rentals, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Ahern Rentals, Inc. as of December 31, 2008 and 2007, and the related statements of income, retained earnings and cash flows for each of the three years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ahern Rentals, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years ended December 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN

Certified Public Accountants

Las Vegas, Nevada

March 26, 2009

AHERN RENTALS, INC.
BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In thousands, except share amounts)

	2008	2007
ASSETS

Cash	$1,758	$4,260
Accounts receivable, net of allowance of $1,705 and $1,549	52,620	51,436
Inventories	35,096	56,059
Rental equipment, net	546,057	518,205
Other property and equipment, net	59,943	49,760
Debt issuance costs, net	7,844	9,712
Other	4,682	4,919
	708,000	694,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Revolving credit facility	319,354	246,418
Accounts payable	16,988	73,731
Accrued expenses	23,098	21,749
Second priority senior secured notes	292,371	292,884
Other note payable	1,844	1,994
	653,655	636,776

Stockholders’ Equity

Common stock, no par or stated value, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915	5,915
Retained earnings	48,430	51,660
	54,345	57,575

	$708,000	$694,351

See notes to financial statements

AHERN RENTALS, INC.
STATEMENTS OF INCOME AND RETAINED EARNINGS

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands)

	2008	2007	2006
REVENUES
Equipment rentals and related	$329,461	$293,408	$236,855
Sales of rental equipment	19,664	24,918	16,600
Sales of new equipment and other	32,462	22,131	12,531

	381,587	340,457	265,986
COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent of $5,571, $3,917 and $2,822	135,221	114,177	91,927
Depreciation, rental equipment	90,611	73,482	54,183
Cost of rental equipment sold	12,428	17,274	11,457
Cost of new equipment sold and other	25,971	17,005	9,163
	264,231	221,938	166,730

GROSS PROFIT	117,356	118,519	99,256

OPERATING EXPENSES
Selling, general, and administrative, including related party rent of $2,263, $2,067 and $1,226	57,754	47,408	37,039
Depreciation and amortization, non-rental property and equipment	9,174	7,435	5,949
	66,928	54,843	42,988

OPERATING INCOME	50,428	63,676	56,268

OTHER INCOME (EXPENSE)
Interest expense	(43,626)	(41,844)	(31,152)
Other, net	(118)	84	59

NET INCOME	$6,684	$21,916	$25,175

RETAINED EARNINGS, BEGINNING OF PERIOD	$51,660	$40,707	$24,002
Net income	6,684	21,916	25,175
Distributions	(9,914)	(10,963)	(8,470)
RETAINED EARNINGS, END OF PERIOD	$48,430	$51,660	$40,707

See notes to financial statements

AHERN RENTALS, INC.
STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands)

	2008	2007	2006
OPERATING ACTIVITIES:

Net income	$6,684	$21,916	$25,175
Adjustments to reconcile net income to net cash provided by operating activities:
Gross profit on disposition of property and equipment	(7,012)	(7,629)	(5,072)
Depreciation and amortization of property and equipment	99,785	80,917	60,132
Amortization of debt issuance costs	2,143	1,978	1,847
Amortization of premium on senior secured notes	(513)	(491)	—
Bad debts	758	81	261
Changes in operating assets and liabilities:
Accounts receivable	(1,942)	(7,637)	(7,071)
Inventories	20,963	(33,181)	(8,962)
Other	277	(827)	(918)
Accounts payable	(56,743)	31,499	24,800
Accrued expenses	1,349	4,405	3,236
Net cash provided by operating activities	65,749	91,031	93,428

INVESTING ACTIVITIES:
Purchases of rental equipment	(131,113)	(216,509)	(195,157)
Purchases of other property and equipment	(19,808)	(22,512)	(14,255)
Proceeds from sales of rental equipment and other property	20,073	25,542	17,074
Net cash used in investing activities	(130,848)	(213,479)	(192,338)

FINANCING ACTIVITIES:
Proceeds from borrowings	484,175	585,567	386,449
Repayment of borrowings	(411,389)	(447,109)	(278,843)
Debt issuance costs paid	(275)	(2,472)	(238)
Distributions	(9,914)	(10,963)	(8,470)
Net cash provided by financing activities	62,597	125,023	98,898
NET INCREASE (DECREASE) IN CASH	(2,502)	2,575	(12)
CASH, BEGINNING OF PERIOD	4,260	1,685	1,697
CASH, END OF PERIOD	$1,758	$4,260	$1,685

See notes to financial statements

AHERN RENTALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(all dollar amounts in thousands)

1.             Nature of business and summary of significant accounting policies:

Basis of presentation and accounting. The nature of the Company’s business is such that short-term obligations are typically met by cash flow generated from long-term assets. Therefore, the balance sheets are presented on an unclassified basis consistent with equipment rental industry practice.  In addition, the Company has not elected to adopt the option available under Financial Accounting Standards Board “FASB” No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to measure any of its eligible financial instruments or other items. Accordingly, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting.

Management has evaluated the circumstances attendant to its relationships with its affiliated lessors and other related parties described in Notes 5 and 6 and concluded that none of these entities qualify as either a “variable interest entity” (VIE), as defined in FASB Interpretation (FIN) No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, or an “implicit VIE,” as described in FASB Staff Position FIN 46R-5 and, accordingly, are not consolidated.

Nature of business. The Company operates a comprehensive equipment rental and sales business servicing a customer base that includes construction and industrial companies, municipalities, manufacturers, utilities, homeowners and others in Nevada, California, Arizona, Texas, Colorado, Utah, Oregon, New Mexico, Kansas, Oklahoma, and New Jersey. Each of the Company’s 50 equipment rental and sales branches is considered a separate profit center.  However, all profit centers are aggregated into one reportable segment because they offer similar products and services in similar markets and the factors that influence management’s strategic decisions are comparable.

Concentrations. Realization of the Company’s receivables (which are uncollateralized) and its future operations, could be affected by adverse changes in economic conditions in Las Vegas, Nevada, and elsewhere in the Company’s principal market areas in the southwestern United States, particularly in the construction industry.  Approximately 29%, 32%, and 35% of the Company’s total revenues were generated in Las Vegas during 2008, 2007, and 2006, respectively.  An additional 30%, 33%, and 35% were generated in California.

Accounts receivable are carried, net of an appropriate allowance, at their estimated collectible value. The Company manages its concentrations of credit risk by evaluating the credit worthiness of customers before credit is extended and monitoring it thereafter. When material amounts of credit are extended to a single customer in connection with a construction project, the Company usually has the right to, and does, lien the project as additional security for repayment if the customer fails to pay. Since customer credit is generally extended on a short-term basis, receivables do not bear interest, although a finance charge may be applied to accounts that are more than 90 days past due. Accounts receivable are periodically evaluated for collectability, and the allowance for doubtful accounts is adjusted monthly based primarily on customers’ past credit history and current financial condition, general and local economic conditions, and the relative strength of the Company’s relationship with the customer and its legal position and the cost of related proceedings. Accounts with invoices over 90 days past due are considered delinquent; however, customary collection efforts are initiated once an invoice is over 60 days past due.  Accounts are written off at the time that all collection efforts have been exhausted and the likelihood of collecting the outstanding balance is remote. The maximum losses that the Company would incur if a customer failed to both pay amounts owed and return the rental equipment would be limited to the recorded amount due net of any allowances provided, plus the net carrying value of the related unrecovered equipment less insurance recovery, if any.

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

Property and equipment and depreciation and amortization. Property and equipment, including revenue-producing rental equipment (Note 3), is stated at cost. Depreciation and amortization is provided by the straight-line method to an estimated salvage value over the estimated useful lives of the assets, typically 3-10 years which for leasehold improvements (which are not material) is limited to the lease term. Costs the Company incurs that extend the useful life of its equipment are capitalized and amortized over the remaining useful life of the related asset. Ordinary repair and maintenance costs are expensed to operations as incurred.

Income taxes. The Company has elected “S corporation” status for federal income tax purposes. Therefore, no provision or liability for federal or state income tax has been included in the accompanying financial statements.

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

•                  Sales of new equipment and other. This primarily includes revenue from the sale of new equipment, merchandise and supplies.

Revenue related to rental equipment is recognized as earned over the contract term. The Company records unbilled rental revenue and deferred revenue as necessary, based on the status of open rental contracts as of the end of the reporting period.  Revenue related to sales of used rental equipment and inventories is recognized at the time of delivery to the customer. The Company may provide 30, 60, or 90 day warranties or maintenance services with the products sold. However, revenue from warranties and service contracts sold separately is not material.

Sales tax amounts collected from customers have been recorded on a net basis; that is, such amounts are not recorded as revenue but rather as a liability payable to the appropriate governmental agency and included in accrued expenses (see Note 8).

Cost of revenues and gross profit. Consistent with industry practice, certain expenses associated with the Company’s equipment rental operations, including costs of repairs and maintenance of the equipment, occupancy, supplies and personnel (excluding compensation of sales personnel, which costs are included in selling, general and administrative expenses) have been accounted for as cost of revenues and therefore, deducted in arriving at gross profit in the statements of income. In summary, cost of revenues consists of the following:

•                  Cost of equipment rental operations, excluding depreciation. This includes branch personnel costs, the cost of repairing and maintaining rental equipment and the Company’s service and delivery vehicles, fuel costs, occupancy costs and supply costs for the Company’s rental locations.

•                  Depreciation on rental equipment.

•                  Cost of rental equipment sold. This represents the net book value of rental equipment sold.

•                  Cost of new equipment sold and other. This includes the cost of items sold, including new equipment, parts, merchandise and supplies.

Debt issuance costs. Costs relating to borrowings are deferred and amortized to interest expense using the straight line method, which does not differ materially from the effective interest method, over the terms of the related borrowings. As of December 31, 2008 and 2007, debt issuance costs shown in the accompanying balance sheet are net of accumulated amortization of $7,546 and $5,403, respectively.

Advertising. Advertising costs are charged as incurred to selling, general, and administrative expenses and amounted to $601, $460, and $372 for 2008, 2007, and 2006, respectively.

Legal defense costs. Legal and related defense costs in connection with pending or threatened litigation or other disputes, if any, are not included in accruable estimated losses but rather are recorded as period costs as incurred.

Accounts payable. Checks payable to vendors are issued from the Company’s “zero-balance” controlled disbursements bank account and remain classified as accounts payable until cleared by the Company’s bank, at which time they reduce the Company’s recorded cash balance.  Checks issued that had not cleared the Company’s bank account at December 31, 2008 and 2007 were approximately $5,619 and $9,000, respectively.

Reclassifications. Certain amounts in the 2007 and 2006 Statements of Income and Retained Earnings have been reclassified to conform to the 2008 presentation.

2.             Inventories:  Inventories, excluding used equipment held for rental (Note 3), consist of the following as of December 31:

	2008	2007
Serialized resale equipment	$17,258	$41,135
Parts	15,362	13,467
Accessories	2,476	1,457
	$35,096	$56,059

3.             Property and equipment:

Property and equipment consists of the following as of December 31:

	2008	2007
Revenue-producing rental equipment	$826,794	$732,955
Less accumulated depreciation	(280,737)	(214,750)
Rental equipment, net	$546,057	$518,205

Leasehold improvements, furniture and fixtures, and shop equipment	$47,353	$35,891
Non-rental transportation equipment	47,054	43,525
Construction in progress	2,464	317
	96,871	79,733
Less accumulated depreciation and amortization	(36,928)	(29,973)
Property and other equipment, net	$59,943	$49,760

4.             Debt:

Revolving Credit Facility. The Company has a senior secured revolving credit facility with a group of institutional lenders providing for an aggregate commitment of up to $350,000 subject to a borrowing base test of eligible accounts receivable, rental equipment, transportation equipment and inventories. This facility is secured by a first priority security interest in substantially all of the Company’s existing and future acquired assets.

Borrowings accrue interest at either (a) prime rate plus zero to 50 basis points for prime rate loans, or at the Company’s option (b) London Interbank Offered Rate (“LIBOR”) plus 175 to 225 basis points for LIBOR based loans; the rates charged will fluctuate within these ranges depending on the Company’s leverage ratio. At any time that borrowing availability falls below $25 million, the facility requires us to report financial covenants for the most recently completed quarter for which financial statements have been issued and each quarter thereafter unless borrowing availability returns above $25 million for 20 consecutive business days, at which time the requirement to report financial covenants ceases. The financial covenants required to be maintained, when the reporting requirements described above are triggered, include a minimum fixed charge coverage ratio of not less than 1.00 to 1.00, a maximum total funded debt to EBITDA ratio of between 4.60 to 1.00 and 4.50 to 1.00 (depending on the then current fiscal quarter) and a minimum time utilization ratio of 45%. The credit facility contains other usual and customary covenants and default provisions.

As of December 31, 2008, the Company had unused availability of approximately $30,106.  The weighted average interest rate for 2008, 2007, and 2006 was 4.8%, 7.2%, and 7.2%, respectively. This facility matures August 21, 2011.

Second Priority Senior Secured Notes. In August 2005, the Company issued $200,000 principal amount of 91/4 % Second Priority Senior Secured Notes (“Second Priority Notes”) under an indenture.  The proceeds from this transaction were principally used to pay off prior debt and pay down the Revolving Credit Facility.

In January 2007, the Company issued, at a premium, an additional $90,000 in Second Priority Notes; the proceeds of this transaction of approximately $91,400, after deducting fees and expenses of about $2,000, were used to repay a portion of amounts outstanding under the Revolving Credit Facility. The Second Priority Notes are due August 15, 2013, bear interest at 91/4 % payable semi-annually on each February 15 and August 15 and are secured, on a second priority basis behind the Revolving Credit Facility, by substantially all of the Company’s existing and future acquired assets.

Note payable consists of a note for a corporate aircraft. The note bears interest at prime minus 38 basis points, monthly payments approximate $20, and the note matures in October 2014 with a balloon payment of approximately $860.

Maturities of debt, including the Revolving Credit Facility, as of December 31, 2008, are as follows:

2009	$157
2010	164
2011	319,526
2012	179
2013	290,187
Thereafter	985
$611,198

5.             Related party transactions:

The Company purchases forklifts and certain other equipment from an entity controlled by the Company’s majority shareholder. In addition, the affiliate’s employees participate in the Company’s employee benefit programs, including its workers’ compensation program, and the affiliate pays its costs related thereto. During 2008 and 2007, the Company purchased from the affiliate $37,681 and $43,083 of equipment, respectively.

The Company purchases utility vehicles from an entity controlled by one of its directors.  During 2008 and 2007, the Company purchased from this director’s company $1,822 and $0, respectively.

The indenture that governs the Second Priority Notes restricts the Company’s ability to pay distributions, generally, up to fifty percent of its cumulative net income for the period commencing October 1, 2005 to the end of its most recently completed fiscal quarter, and an additional amount up to $5,000 in the aggregate over the life of the indenture. In 2008 and 2007, the Company paid distributions of $9,914 and $10,963, respectively, to its shareholders.

See Note 6 for related party leases.

6.             Commitments and contingencies:

Related party operating leases. The Company leases property from a partnership owned and controlled by Don F. Ahern and members of his family. Also, the Company leases the majority of the real estate used in the Company’s equipment rental operations from commonly-controlled affiliates. These leases provide for annual rent increases equal to the greater of 3% or the consumer price index, as defined, and generally expire October 27, 2014, with no renewal provisions. The aggregate annual payment commitment under all related party leases as of December 31, 2008 is approximately $8,629.  In addition, the Company is responsible for any maintenance costs under the leases.

Other operating leases. In April 2006, the Company entered into an operating lease agreement expiring in 2016 for a corporate aircraft. The annual rental commitment at December 31, 2008 is $344.  The monthly rental payment floats with changes in the 30-day LIBOR rate. There are early buyout options in years 3 and 9 based on a percentage of the original cost of the aircraft, and the buyout option at the end of the lease is at fair market value. The Company’s principal officer and majority shareholder is a joint lessee/obligor in this agreement.

In October 2007, the Company entered into an operating lease agreement for a corporate aircraft that expires in 2018. The aggregate annual rental commitment at December 31, 2008 is $316. There are early buyout options in years 6 and 10 of the lease based on a percentage of the original cost of the aircraft, and a buyout option at the end of the lease at estimated fair value. The Company’s principal officer and majority shareholder is a joint lessee/obligor in this agreement.

Minimum future obligations over the primary terms of the Company’s long-term related party and other operating leases as of December 31, 2008, are as follows:

Year ending December 31,	Related party	Other	Total
2009	$8,629	$1,580	$10,209
2010	8,864	1,407	10,271
2011	9,130	1,349	10,479
2012	9,403	1,052	10,455
2013	9,686	985	10,671
Thereafter	8,273	2,574	10,847
Total	$53,985	$8,947	$62,932

The Company incurred a total of $9,920, $7,188, and $5,229 in operating lease rent expense during 2008, 2007, and 2006, including $7,834, $5,984, and $4,048, respectively, in connection with the related party leases.

Company sponsored profit-sharing plan. The Company maintains a 401(k) plan. Participation in the plan is limited to full-time employees with a minimum of one year of service, and at least 21 years of age.  Company matching contributions to the plan are made annually at the discretion of management.  These matching contributions are accrued during the plan year and are generally then paid into the plan in March following the plan year.  For the 2007 and 2006 plan years, the Company contributed $352 and $247, respectively.  The Company has elected not to make a matching contribution for the 2008 plan year; as a result, no amounts are accrued as of December 31, 2008 for this matching contribution.

Legal matters.  In October 2008, the Company settled a lawsuit for approximately $1,700; $1,100 of this settlement was in excess of the Company’s insurance coverage for such matters.  Additionally, the Company is a defendant in certain other legal matters arising in the ordinary course of business.  Based on available information, management is unable to estimate the minimum costs, if any, to be incurred upon disposition of these matters, and therefore no provision for loss has been made.  However, in the opinion of management, the outcome of these matters is not likely to have a material effect on the future financial position, results of operations or cash flows of the Company.

Economic risks and uncertainties.  The United States is currently experiencing a recession accompanied by, among other things, reduced credit availability and highly curtailed construction activities.  The effects and duration of these developments and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may likely be significant.

7.             Fair value of financial instruments:

The estimated fair values at December 31, 2008, for cash, accounts receivable, accounts payable, accrued expenses and debt, excluding the Second Priority Notes, approximate their historical cost-based carrying amounts due to the short maturity of these instruments, or because the related interest rates approximate current market rates.  The estimated fair value of the Second Priority Notes was $58,000 based on reference to quoted market prices; the carrying amount was $290,000.

8.             Accrued expenses:

Accrued expenses consist of the following as of December 31:

	2008	2007
Interest payable	$11,212	$11,596
Property taxes payable	3,436	676
Payroll and related taxes payable	2,748	3,101
Worker’s compensation and health insurance reserves	2,432	2,663
Sales tax payable	2,149	2,508
Other	1,121	1,205
Total	$23,098	$21,749

9.             Supplemental cash flow information

	2008	2007	2006
Noncash financing and investing activities
Cash paid for interest	$42,379	$37,027	$28,403

10.          Subsequent events

On February 20, 2009, the Company’s board of directors declared, and the Company paid, a distribution of $2,351 to the Company’s shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2009.

AHERN RENTALS, INC.

By:	/s/ DON F. AHERN
Don F. Ahern
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 2009.

Signature	Title

/s/ DON F. AHERN	Chairman of the Board, Chief Executive
Don F. Ahern	Officer and President
(Principal Executive Officer)

/s/ HOWARD L. BROWN	Chief Financial Officer and Director
Howard L. Brown	(Principal Financial and Accounting Officer)

/s/ EVAN B. AHERN	Executive Vice President, and Director
Evan B. Ahern

/s/ Mark J. Wattles	Director
Mark J. Wattles

Director
P. Enoch Stiff

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Ahern Rentals, Inc. is not required to nor does it intend to furnish an Annual Report or a Proxy Statement to security holders.

INDEX TO EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Registrant.(1)
3.2	Amended and Restated Bylaws of Registrant.(1)
4.1	Indenture, dated as of August 18, 2005, between the Company, as Issuer, and Wells Fargo, N.A., as Trustee.(1)
4.2	Registration Rights Agreement, dated as of January 17, 2007, by and among the Company, CIBC World Markets Corp. and Banc of America Securities LLC.(2)
4.3

Amended and Restated Loan and Security Agreement, dated as of August 18, 2005, among the Company, Bank of America, N.A. as Administrative Agent, Wachovia Bank, National Association as Collateral Agent, and Bank of America, N.A., Wachovia Bank, National Association, Keybank National Association, PNC Bank, National Association and Comerica Bank, as lenders.(1)

4.4	Amendment No. 1, dated as of August 21, 2006, to Amended and Restated Loan and Security Agreement, dated as of August 18, 2005.(3)
4.5	Amendment No. 3, dated as of October 24, 2007, to Amended and Restated Loan and Security Agreement, dated as of August 18, 2005.(4)
4.6	Incremental Commitment Agreement, dated March 20, 2008, to Amended and Restated Loan and Security Agreement, dated as of August 18, 2005.(5)
10.1	Aircraft Lease Agreement between Banc of America Leasing & Capital, LLC, as Lessor and Ahern Rentals, Inc. and Don F. Ahern, as Lessee dated as of October 5, 2007.(6)
10.2	Aircraft Lease Agreement between Key Equipment Finance Inc., as Lessor and Ahern Rentals, Inc. and Don F. Ahern, as Lessee dated as of April 20, 2006.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).
31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)          Incorporated herein by reference to our Annual Report on Form 10-K, filed with the SEC on March 27, 2008.