Form 10-Q
period 2009-03-31
AHERN RENTALS INC
filed 2009-05-14
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2009
Common Stock no par value per share	1,000 shares

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

AHERN RENTALS, INC.
Balance Sheets
March 31, 2009 and December 31, 2008

(In thousands, except share amounts)

	MARCH 31, 2009	DECEMBER 31, 2008
	(Unaudited)
ASSETS

Cash	$819	$1,758
Accounts receivable, net of allowance of $1,821 and $1,705	44,789	52,620
Inventories	37,236	35,096
Rental equipment, net	527,130	546,057
Other property and equipment, net	60,944	59,943
Debt issuance costs, net	7,304	7,844
Other	4,060	4,682
	$682,282	$708,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Revolving credit facility	$318,967	$319,354
Accounts payable	16,795	16,988
Accrued expenses	14,021	23,098
Second priority senior secured notes	292,243	292,371
Other note payable	1,805	1,844
	643,831	653,655

Stockholders’ Equity

Common stock, no par or stated value, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915	5,915
Retained earnings	32,536	48,430
	38,451	54,345
	$682,282	$708,000

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Income and Retained Earnings (Unaudited)
Three-Month Periods Ended March 31, 2009 and 2008

(In thousands)

	2009	2008
REVENUES

Equipment rentals and related	$63,211	$78,512
Sales of rental equipment	2,056	4,517
Sales of new equipment and other	5,369	10,492

	70,636	93,521

COST OF REVENUES

Cost of equipment rental operations, excluding depreciation, including related party rent expense of $1,532 and $1,283	30,153	31,518
Depreciation, rental equipment	23,189	21,357
Cost of rental equipment sold	1,299	2,539
Cost of new equipment sold and other	4,087	9,395

	58,728	64,809

GROSS PROFIT	11,908	28,712

OPERATING EXPENSES

Selling, general, and administrative, including related party rent expense of $769 and $525	13,843	12,905
Depreciation and amortization, non-rental property and equipment	2,387	2,257

	16,230	15,162

OPERATING INCOME (LOSS)	(4,322)	13,550

OTHER INCOME (EXPENSE)

Interest expense	(9,215)	(11,204)
Other, net	(6)	33

NET INCOME (LOSS)	$(13,543)	$2,379

RETAINED EARNINGS, BEGINNING OF PERIOD	$48,430	$51,660

Net income (loss)	(13,543)	2,379
Distributions	(2,351)	(7,504)

RETAINED EARNINGS, END OF PERIOD	$32,536	$46,535

See notes to financial statements.

AHERN RENTALS, INC.
Statements of Cash Flows (Unaudited)
Three-Month Periods Ended March 31, 2009 and 2008

(In thousands)

	2009	2008
OPERATING ACTIVITIES:

Net income (loss)	$(13,543)	$2,379
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gross profit on disposition of property and equipment	(732)	(1,992)
Depreciation and amortization of property and equipment	25,576	23,614
Amortization of debt issuance costs	540	522
Amortization of premium on senior secured notes	(128)	(128)
Bad debts	97	54

Changes in operating assets and liabilities:
Accounts receivable	7,735	(2,077)
Inventories	(2,140)	11,197
Other	616	1,171
Accounts payable	(192)	(28,002)
Accrued expenses	(9,077)	(6,280)
Net cash provided by operating activities	8,752	458

INVESTING ACTIVITIES:
Purchases of rental equipment	(5,529)	(36,678)
Purchases of other property and equipment	(3,440)	(5,130)
Proceeds from sales of rental equipment and other property	2,055	4,621
Net cash used in investing activities	(6,914)	(37,187)

FINANCING ACTIVITIES

Proceeds from borrowings	83,449	143,150
Repayment of borrowings	(83,875)	(99,323)
Debt issuance costs paid	—	(275)
Distributions	(2,351)	(7,504)
Net cash provided by (used in) financing activities	(2,777)	36,048
NET DECREASE IN CASH	(939)	(681)
CASH, BEGINNING OF PERIOD	1,758	4,260
CASH, END OF PERIOD	$819	$3,579

See notes to financial statements.

AHERN RENTALS, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

1.     Basis of presentation

The accompanying unaudited interim financial statements are prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the interim reporting requirements applicable to Form 10-Q.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2009 and for all periods presented.  These unaudited financial statements should be read in conjunction with the Company’s 2008 Form 10-K from which the balance sheet information as of December 31, 2008 is derived.  Interim operating results are not necessarily indicative of operating results to be expected for the full year.

2.     Related party transactions

During the three-month periods ended March 31, 2009 and 2008, the Company purchased approximately $2.6 million and $11.0 million of equipment, respectively, from an entity controlled by the Company’s President, Chief Executive Officer and majority shareholder.

On February 20, 2009, the Company’s board of directors declared, and the Company paid, a distribution of $2.4 million to the Company’s shareholders.

3.     Contingencies

The Company is a defendant in certain legal matters arising in the ordinary course of business.  Based on available information, management is unable to estimate the minimum costs, if any, to be incurred upon disposition of these matters, and therefore no provisions for loss have been made.  However, in the opinion of management, the outcome of these matters is not expected to have a material adverse effect on the future financial position, results of operations or cash flows of the Company.

The United States is experiencing a recession accompanied by, among other things, reduced credit availability and highly curtailed construction activities. The effects and duration of these circumstances and related risks and uncertainties on the Company’s future operations and cash flows are difficult to estimate at this time but may be significant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this quarterly report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 contained in our 2008 Form 10-K.

Overview

Through our network of 56 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities.  The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools.  Accordingly, our business is capital intensive, and our profitability and cash flows depend upon the availability and terms of financing.  See “Liquidity and Capital Resources.”

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate.  For financial reporting purposes, our revenues are divided into three categories:

•                  Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel.  For the quarter ended March 31, 2009, revenues from equipment rentals and related accounted for approximately 89% of our total revenues.  Of equipment rentals and related revenues in that period, 66% were attributable to rentals of high reach equipment, 20% to rentals of general rental equipment, including ground engaging equipment, and 14% to rental related revenues.

•                  Sales of rental equipment includes revenues from the sale of our used rental equipment.  For the quarter ended March 31, 2009, these revenues accounted for approximately 3% of our total revenues.

•                  Sales of new equipment and other is primarily revenues from the sale of new equipment, merchandise and supplies.  For the quarter ended March 31, 2009, these revenues accounted for approximately 8% of our total revenues.

Equipment rental revenues are affected by several factors including general economic conditions and conditions in the non-residential construction industry in particular, the amount and quality of equipment available for rent, rental rates, the mix and percentage of equipment rented, length of time the equipment is on rent, and weather.  We use “dollar utilization” to measure the interaction of changes in rental rates, product mix, average length of rental, and time utilization.  Dollar utilization is the annualized ratio of equipment rentals and related revenues on our entire fleet of rental equipment for a period to the average original cost of our rental fleet during that period.  Revenues from the sale of used equipment are affected by price, general economic conditions, the amount and type of equipment available in the marketplace, and the condition and age of the equipment.  Consequently, the age and mix of equipment in our rental fleet has a direct impact on these revenues.  Other revenues, including revenues from the sale of new equipment and from the sale of parts, supplies and maintenance and repair services, are affected by price and general economic conditions.

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

In addition, our operating results are highly dependent on the strength of the economy of Las Vegas, Nevada.  For the three months ended March 31, 2009 and 2008, the percentage of our total revenues attributable to our Las Vegas operations was 29% and 34%, respectively.  The rapid growth experienced by the Las Vegas area in recent years has contributed significantly to our revenues.  Based on anticipated customer demand and market conditions, we do not believe that the strong operating results we have historically experienced in Las Vegas will continue at the same or similar levels in 2009 or beyond.  Because of this and also due to the economic slowdown in general, we have been and plan to continue diversifying our business by opening branch locations in new markets.  This strategy enables us to improve the utilization of our rental fleet by moving unutilized fleet from existing branch locations to new markets.  We determine the markets to open branch locations through extensive economic and demographic research and also evaluate markets that may already be complementary to our existing branch locations.  Opening new branch locations does not require significant capital because most of the fleet that will be deployed in a new branch will be moved from existing branches.

In response to the economic slowdown that began in 2007, which has caused our utilization levels to decrease, we have significantly reduced our capital expenditures.  In 2008, we spent approximately $150 million on capital expenditures; we spent approximately $9 million on capital expenditures for the three months ended March 31, 2009.  We expect total 2009 capital expenditures to be less than $50 million.  A consequence of reduced capital expenditures is that the average age of our rental fleet will likely increase, leading to increased repair, maintenance, and equipment replacement costs.  See “Item 1A. Risk Factors.”

Recent Developments

In April 2009, we opened three branches in Raleigh, North Carolina, Atlanta, Georgia, and Lubbock, Texas.  We lease the Atlanta and Lubbock properties from an affiliated entity controlled by Don F. Ahern, our President, Chief Executive Officer, and majority shareholder.

Results of Operations

Three-Month Period Ended March 31, 2009 (“2009”) Compared to the Three-Month Period Ended March 31, 2008 (“2008”).

Revenues

Revenues in 2009 decreased 24% compared to 2008.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2009 decreased 19% compared to 2008.  These revenues accounted for 89% and 84% of total revenues in 2009 and 2008, respectively.  Same branch revenues decreased 23%, or $18 million; this decrease in revenues is offset by an approximate $3 million increase in revenues from ten new branches opened after the first quarter of 2008.  Additionally, although the number of units available for rent increased as a result of capital expenditures that increased the average original cost of our rental fleet to $828 million in 2009 from $747 million in 2008, average dollar utilization decreased to 31% in 2009 from 42% in 2008.  This decrease in dollar utilization was caused mostly by a 14% decrease in average rental rates and a decrease in our average time utilization of our high reach equipment to 56% for 2009 from 67% for 2008.

Sales of rental equipment.  Sales of rental equipment in 2009 decreased 54% from 2008 due mainly to an approximate 40% decrease in the number of units sold in 2009.  The decrease in units sold is due to the slowdown in the economy.

Sales of new equipment and other revenues.  Sales of new equipment and other revenues in 2009 decreased 49% from 2008.  However, in the first quarter of 2008, the Company sold a group of new equipment units held for resale for approximately $4.9 million; these units were sold in March 2008 for a small loss.  Excluding the effects of this transaction, sales of new equipment and other revenues in 2009 decreased 4% from 2008.

Cost of Revenues

Cost of revenues in 2009 decreased 9% from 2008.  As a percentage of revenues, cost of revenues was 83% in 2009 and 69% in 2008.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2009 decreased 4% from 2008.  Same branch costs decreased 12% in 2009 from 2008 due largely to an 18% decrease in payroll costs resulting from staff reductions, and a 30% decrease in vehicle expenses resulting from the decrease in fuel prices.  These same store cost reductions were offset by cost increases resulting from the opening of ten new rental branches after the first quarter of 2008.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 48% in 2009 and 40% in 2008.

Depreciation, rental equipment.  Depreciation, rental equipment in 2009 increased 9% over 2008 due to the increased investment in our rental fleet described previously under the caption “—Revenues —Equipment rentals and related revenues.”

Cost of rental equipment sold.  Cost of rental equipment sold in 2009 decreased 49% compared to 2008. This is consistent with the 54% decrease in revenue from sales of rental equipment described under the caption “—Revenues —Sales of rental equipment.”  Our profit margins decreased in 2009 to 37% from 44% in 2008 due largely to general economic conditions.

Cost of new equipment sold and other.  Cost of new equipment sold and other in 2009 decreased 56% from 2008 which is consistent with the 49% decrease in revenues from the sale of new equipment and other described under the caption “—Revenues —Sales of new equipment and other revenues.”  We sold 24% less new equipment units in 2009 compared to 2008 due to general economic conditions; our profit margin for both 2009 and 2008 was 12%.

Selling, General and Administrative

SG&A in 2009 increased 7% over 2008.  The increase relates to higher payroll costs primarily due to a larger number of sales personnel, legal and other professional fees, and other office and administrative costs resulting from supporting the growth of our rental fleet and the ten new rental branches opened after the first quarter of 2008.

These increased costs, coupled with the decrease in revenue described above, caused SG&A, as a percentage of total revenues, to be 20% in 2009 compared to 14% in 2008.

Depreciation and Amortization, Non-Rental Property and Equipment

Depreciation and amortization, non-rental property and equipment in 2009 increased 6% over 2008.  This was due to an increased investment in non-rental property and equipment, resulting from the growth of our rental fleet and our business, to an average original cost of $99 million in 2009 compared to $82 million in 2008.

Interest Expense

Interest expense in 2009 decreased 18% from 2008.  Although our average debt balance in 2009 increased to $610 million from $569 million in 2008 to fund the growth in our fleet of rental and non-rental equipment, our weighted average interest rate decreased in 2009 to 5.8% from 7.5% in 2008, primarily due to decreases in the LIBOR index rate applicable to amounts outstanding under our revolving credit facility.  See “—Liquidity and Capital Resources.”

Liquidity and Capital Resources

Indebtedness

Credit Facility.  We have a $350 million revolving credit facility, secured by a first priority interest in substantially all of our existing and future acquired assets.  As of March 31, 2009, we had $319.0 million outstanding and $30.5 million of unused availability under the credit facility.  This credit facility is used to finance ongoing working capital needs and capital expenditures, and for general corporate purposes.  Cash flow from operations and net proceeds from the sale of our used rental equipment are applied to reduce borrowings under our credit facility, and our expenditures for rental equipment and other property and equipment increase borrowings under our credit facility.  At any time that borrowing availability falls below $25 million, the facility requires us to report financial covenants for the most recently completed quarter for which financial statements have been issued and each quarter thereafter unless borrowing availability returns above $25 million for 20 consecutive business days, at which time the requirement to report financial covenants ceases.  The financial covenants required to be maintained, when the reporting requirements described above have been triggered, include a minimum fixed charge coverage ratio of not less than 1.00 to 1.00, a maximum total funded debt to EBITDA ratio of 4.50 to 1.00 and a minimum time utilization ratio of 45%.  The credit facility contains other usual and customary covenants and default provisions.  As of March 31, 2009, the credit facility had a weighted average interest rate of 2.5% per annum.  The credit facility matures August 21, 2011.

The recent global economic crisis has reduced demand for equipment rentals and sales, which in turn has negatively impacted, and may continue to have a negative impact on, the value of our rental fleet, which could decrease our borrowing availability.

Second Priority Senior Secured Notes.  At March 31, 2009, we had outstanding $290 million principal amount of 9 1/4% Second Priority Senior Secured Notes (the “Second Priority Notes”).  These notes are due August 15, 2013 and are secured on a second priority basis, behind the credit facility, by substantially all of our existing and future acquired assets.

As of March 31, 2009, the weighted average interest rate on our total debt of $611 million was approximately 5.7%.

Liquidity and Adequacy of Capital Resources

Our business is capital intensive.  We purchase new equipment both to expand the size and maintain the age of our rental fleet.  For the three months ended March 31, 2009 and 2008, we had total expenditures on new rental equipment of $6 million and $37 million, respectively.  In response to the economic recession, during the third quarter of 2008, we began aggressively scaling back our capital expenditures.  We expect rental equipment expenditures in 2009 to decrease substantially compared to 2008 based on anticipated customer demand and market conditions.  However, if demand for rental equipment from our customers increases, expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment could be higher than we currently expect subject to availability and costs of financing.

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

The United States is experiencing a recession accompanied by, among other things, reduced credit availability and highly curtailed construction activities.  The effects and duration of these circumstances and related risks and uncertainties on the Company’s future operations and cash flows are difficult to estimate at this time but may be significant.  See Item 1A—“Risk Factors.”

We believe that, subject to the effects of unknown future events such as further economic developments and the outcome of related uncertainties, our existing sources of liquidity will be sufficient to meet the cash requirements of our operations for at least the next twelve months.  To the extent the sources of liquidity described above are not sufficient to fund our operations, we may require additional debt or equity financing, access to which will be affected by prevailing economic conditions and financial, business, and other factors, some of which are beyond our control.  In addition, our ability to access additional or alternative sources of capital is restricted by the indenture governing our Second Priority Notes and the terms of the agreements governing our credit facility.

Sources and uses of cash.  Net cash provided by operating activities for 2009 increased $8.3 million compared to 2008 due mostly to collections on receivables in 2009 outpacing customer billings.  However, operating cash flow in 2008 was negatively impacted by the deferral of approximately $20 million of cash payments from 2007 into 2008 for new equipment acquired in 2007.  Net cash used in investing activities for 2009 decreased $30.3 million due mainly to significantly lower capital expenditures.  Net cash provided by financing activities decreased $33.3 million due mainly to significant decreases in borrowings resulting from decreases in capital expenditures.

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

	Three Months Ended March 31,
	2009	2008
	(In thousands)
EBITDA	$21,248	$37,197
EBITDA margin	30%	40%

Twelve Months Ended March 31, 2009
(In thousands)
EBITDA	$134,146
EBITDA margin	37%
Debt to EBITDA ratio	4.55x

The tables below provide reconciliations of net income and EBITDA for the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net income (loss)	$(13,543)	$2,379
Interest expense	9,215	11,204
Depreciation, rental equipment	23,189	21,357
Non-rental equipment depreciation and amortization	2,387	2,257
EBITDA	$21,248	$37,197

Twelve Months Ended March 31, 2009
(In thousands)
Net income (loss)	$(9,238)
Interest expense	41,637
Depreciation, rental equipment	92,443
Non-rental equipment depreciation and amortization	9,304
EBITDA	$134,146

ITEM 3.                                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair value of our long-term fixed interest rate debt at March 31, 2009 was $84.1 million; its carrying value was $290.0 million.  Estimated fair values were determined by reference to quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test.  Borrowings under the credit facility accrue interest at either (a) prime rate plus zero to 50 basis points for prime rate loans, or at our option (b) LIBOR plus 175 to 225 basis points for LIBOR based loans; the rates charged will fluctuate within these ranges depending on our leverage ratio.  In addition, our credit facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line.  An increase in the interest rate of 100 basis points would increase our annual interest expense by $3.2 million based on $319.0 million, which was the amount of outstanding debt under our credit facility as of March 31, 2009.

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

Our products and services are used primarily in non-residential construction activity and, to a lesser extent, in residential construction activity, industrial activity and the convention business.  The current economic downturn and the resulting decreases in construction and industrial activities in the United States has adversely affected our revenues and operating results and may further decrease the demand for our equipment and the prices we can charge.  By way of comparison, in 2002 and 2003, non-residential construction activity declined significantly from prior periods, which had an adverse effect on our results in 2002 and 2003.  Because of the current economic environment, we have seen similar adverse effects on our results in the first quarter of 2009 and expect this trend to continue through most, if not all, of 2009.

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

Our operating results are highly dependent on the strength of the Las Vegas economy and that of the other principal market areas in which we operate.  In 2008 and the first quarter of 2009, respectively, the percentage of revenues attributable to our Las Vegas operations was 29%, with an additional 30% generated in California.  Any future weakness in the Las Vegas or California economies could have a material adverse effect on our operations.

Our substantial debt exposes us to various risks.

Our total indebtedness was $611 million at March 31, 2009.  Our substantial indebtedness has the potential to affect us adversely in many ways. For example, it will or could:

•                  increase our vulnerability to adverse economic, industry or competitive developments;

•                  require us to devote a substantial portion of our cash flow to debt service, reducing funds available for other purposes or otherwise constrain our financial flexibility;

•                  affect our ability to obtain financing, particularly because substantially all of our assets are subject to security interests relating to existing indebtedness; or

•                  decrease our profitability or cash flow.

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

As of March 31, 2009, we had $30.5 million of unused availability under our revolving credit facility.  Many banks and other financial institutions have been adversely affected by conditions in the banking and financial markets during the past year.  If any of the lenders that are parties to our revolving credit facility experience difficulties that render them unable to fund future draws on the facility, we may not be able to access all or a portion of these funds.  The inability to make future draws on our credit facility could have a material adverse effect on our business, results of operations or ability to maintain the overall quality of our rental fleet.

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

Our business exposes us to claims for personal injury, death or property damage resulting from the use of the equipment we rent, sell, service or repair and from injuries caused in motor vehicle accidents in which our personnel are involved.  Our business also exposes us to worker compensation claims and other employment-related claims.  We carry comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims.  Recently, and for the first time, we experienced a material loss that was not covered by insurance (see note 6 to our financial statements in our 2008 Form 10-K).  Other claims have been made against us that, on their face, far exceeded the level of our insurance.  Future claims may exceed the level of our insurance, and our insurance may not continue to be available on economically reasonable terms, or at all.  In addition, certain types of claims, such as claims for punitive damages, are not covered by our insurance.  Whether we are covered by insurance or not, certain claims may generate negative publicity, which may lead to lower revenues, as well as additional similar claims being filed.

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

•                  worldwide and domestic demand for used equipment; and

•                  general economic conditions.

In addition, weakness in the non-residential construction market has caused, and may continue to cause, a decrease in the value of used rental equipment, which could negatively impact our borrowing availability.

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

During the third quarter of 2008, we began aggressively scaling back our capital expenditures.  For all of 2008, we had total capital expenditures for rental equipment of $131.1 million.  During the first quarter of 2009, we had total capital expenditures for rental equipment of $5.5 million.  We expect total capital expenditures for rental equipment in 2009 to be less than one-third of the 2008 amount based on anticipated customer demand and market conditions.  Because of these substantial reductions in capital expenditures for new rental fleet, the average age of our rental fleet almost certainly will increase in 2009.  Accordingly, we expect the cost of repairing and maintaining our rental fleet will likely increase.  Additionally, if the cost of new equipment we use in our rental fleet increases, we may be required to spend more for replacement equipment.  The cost of new equipment may increase due to increased material costs and increases in the cost of fuel, which is used in the manufacturing process and in delivering the equipment to us.  Although such increases did not have a significant effect on our financial condition and results of operations in 2008, any material increase in new equipment and repairs and maintenance costs could adversely affect our revenues, profitability and financial condition.

We may be unable to maintain an effective system of internal control over financial reporting.

We are required by the terms of the indenture governing our notes to file certain reports, including annual and quarterly periodic reports, under the Securities Exchange Act of 1934.  The current economic downturn and business outlook may require us to cut staff in order to maintain our cash flow.  If this occurs, our internal and disclosure controls and procedures could be adversely affected.  To the extent we are unable to maintain effective internal control over financial reporting and/or disclosure controls and procedures, we may be unable to produce reliable financial reports and/or public disclosure, detect and prevent fraud and comply with our reporting obligations on a timely basis.  Any such failure could harm our business.  In addition, failure to maintain effective internal control over financial reporting and/or disclosure controls and procedures could result in the loss of investor confidence in the reliability of our financial statements and public disclosure and a loss of customers, which in turn could harm our business.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 20, 2009 the shareholders of the Company elected Don F. Ahern, Evan B. Ahern, Howard L. Brown, Mark J. Wattles and P. Enoch Stiff to serve on the board of directors of the Company.

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

Exhibit No.	Description
4.1	Incremental Commitment Agreement, dated March 20, 2008, to Amended and Restated Loan and Security Agreement, dated as of August 18, 2005.(1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 26, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2009.

AHERN RENTALS, INC.

By:	/s/ Howard L. Brown
Howard L. Brown
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)