Form 10-Q
period 2009-06-30
AHERN RENTALS INC
filed 2009-08-13
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2009
Common Stock no par value per share	1,000 shares

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

AHERN RENTALS, INC.
INDEX

PART I                   FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

AHERN RENTALS, INC.
Balance Sheets
June 30, 2009 and December 31, 2008

(In thousands, except share amounts)

	JUNE 30, 2009	DECEMBER 31, 2008
	(Unaudited)
ASSETS

Cash	$745	$1,758
Accounts receivable, net of allowance of $1,878 and $1,705	46,638	52,620
Inventories	33,572	35,096
Rental equipment, net	511,519	546,057
Other property and equipment, net	62,454	59,943
Debt issuance costs, net	6,764	7,844
Other	5,109	4,682
	$666,801	$708,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Revolving credit facility payable	$313,790	$319,354
Accounts payable	16,673	16,988
Accrued expenses	22,089	23,098
Second priority senior secured notes payable	292,115	292,371
Other note payable	1,766	1,844
	646,433	653,655

Stockholders’ Equity

Common stock, no par or stated value, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915	5,915
Retained earnings	14,453	48,430
	20,368	54,345
	$666,801	$708,000

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Income and Retained Earnings (Unaudited)

Three and Six Month Periods Ended June 30, 2009 and 2008

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
REVENUES
Equipment rentals and related	$61,730	$83,928	$124,941	$162,440
Sales of rental equipment	3,793	6,463	5,849	10,980
Sales of new equipment and other	5,998	7,675	11,367	18,167
	71,521	98,066	142,157	191,587
COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent expense of $1,693, $1,396, $3,225, and $2,679	31,822	35,201	61,975	66,719
Depreciation, rental equipment	23,020	22,849	46,209	44,206
Cost of rental equipment sold	2,778	4,088	4,077	6,627
Cost of new equipment sold and other	5,566	5,754	9,653	15,149
	63,186	67,892	121,914	132,701

GROSS PROFIT	8,335	30,174	20,243	58,886

OPERATING EXPENSES
Selling, general, and administrative, including related party rent expense of $854, $535, $1,623, and $1,060	14,801	14,567	28,644	27,472
Depreciation and amortization, non-rental property and equipment	2,470	2,238	4,857	4,495
	17,271	16,805	33,501	31,967

OPERATING INCOME (LOSS)	(8,936)	13,369	(13,258)	26,919

OTHER INCOME (EXPENSE)
Interest expense	(9,180)	(10,782)	(18,395)	(21,986)
Other, net	33	(146)	27	(113)

NET INCOME (LOSS)	$(18,083)	$2,441	$(31,626)	$4,820

RETAINED EARNINGS, BEGINNING OF PERIOD	$32,536	$46,535	$48,430	$51,660

Net income (loss)	(18,083)	2,441	(31,626)	4,820
Distributions	—	—	(2,351)	(7,504)

RETAINED EARNINGS, END OF PERIOD	$14,453	$48,976	$14,453	$48,976

See notes to financial statements.

AHERN RENTALS, INC.
Statements of Cash Flows (Unaudited)

Six-Month Periods Ended June 30, 2009 and 2008

(In thousands)

	2009	2008
OPERATING ACTIVITIES:

Net income (loss)	$(31,626)	$4,820
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gross profit on disposition of property and equipment	(1,739)	(4,192)
Depreciation and amortization of property and equipment	51,066	48,701
Amortization of debt issuance costs	1,080	1,062
Amortization of premium on senior secured notes	(256)	(256)
Bad debts	213	257

Changes in operating assets and liabilities:
Accounts receivable	5,769	(4,617)
Inventories	1,524	16,863
Other	(451)	394
Accounts payable	(315)	(35,580)
Accrued expenses	(1,009)	1,143
Net cash provided by operating activities	24,256	28,595

INVESTING ACTIVITIES:
Purchases of rental equipment	(15,722)	(90,596)
Purchases of other property and equipment	(7,420)	(11,151)
Proceeds from sales of rental equipment and other property	5,866	11,189
Net cash used in investing activities	(17,276)	(90,558)

FINANCING ACTIVITIES

Proceeds from borrowings	153,173	271,060
Repayment of borrowings	(158,815)	(201,759)
Debt issuance costs paid	—	(275)
Distributions	(2,351)	(7,504)
Net cash provided by (used in) financing activities	(7,993)	61,522
NET DECREASE IN CASH	(1,013)	(441)
CASH, BEGINNING OF PERIOD	1,758	4,260
CASH, END OF PERIOD	$745	$3,819

See notes to financial statements.

AHERN RENTALS, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

1.     Basis of presentation

The accompanying unaudited interim financial statements are prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the interim reporting requirements applicable to Form 10-Q.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2009 and for all periods presented.  The Company evaluated subsequent events through August 13, 2009, the date of issuance of the financial statements contained in this quarterly report on Form 10-Q.  These unaudited financial statements should be read in conjunction with the Company’s 2008 Form 10-K from which the balance sheet information as of December 31, 2008 is derived.  Interim operating results are not necessarily indicative of operating results to be expected for the full year.

2.     Related party transactions

During the three-month and six-month periods ended June 30, 2009 and 2008, the Company purchased approximately $2.5 million and $10.6 million, and $5.1 million and $21.6 million of equipment, respectively, from an entity controlled by the Company’s President, Chief Executive Officer and majority shareholder.

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

The United States is experiencing a recession accompanied by, among other things, reduced credit and capital financing availability and highly curtailed construction activities, all of which may continue to have adverse effects on economic conditions for an indeterminate period. The effects and duration of these circumstances and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may be significant.

4.     Fair value of financial instruments

The estimated fair values at June 30, 2009, for cash, accounts receivable, accounts payable, accrued expenses and debt, excluding the Second Priority Notes, approximate their historical cost-based carrying amounts due to the short maturity of these instruments, or because the related interest rates approximate current market rates.  The estimated fair value of the Second Priority Notes was $116.0 million based on reference to quoted market prices (level 1 inputs, as defined in Statement of Financial Accounting Standards No. 157, Fair Value Measurements); the carrying amount was $290.0 million.

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

Overview

Through our network of 58 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities.  The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools.  Accordingly, our business is capital intensive, and our profitability and cash flows depend upon the availability and terms of financing.  See “—Liquidity and Capital Resources.”

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate.  For financial reporting purposes, our revenues are divided into three categories:

•                  Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel.  For the quarter ended June 30, 2009, revenues from equipment rentals and related accounted for approximately 86% of our total revenues.  Of equipment rentals and related revenues in that period, 64% were attributable to rentals of high reach equipment, 21% to rentals of general rental equipment, including ground engaging equipment, and 15% to rental related revenues.

•                  Sales of rental equipment represents revenues from the sale of our used rental equipment.  For the quarter ended June 30, 2009, these revenues accounted for approximately 5% of our total revenues.

•                  Sales of new equipment and other is primarily revenues from the sale of new equipment, merchandise and supplies.  For the quarter ended June 30, 2009, these revenues accounted for approximately 9% of our total revenues.

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

In addition, our operating results are highly dependent on the strength of the economy of Las Vegas, Nevada.  For the three months ended June 30, 2009 and 2008, the percentage of our total revenues attributable to our Las Vegas operations was 29% and 30%, respectively.  The rapid growth experienced by the Las Vegas area in recent years has contributed significantly to our revenues.  Based on anticipated customer demand and market conditions, we do not believe the strong operating results we have historically experienced in Las Vegas will continue at the same or similar levels in 2009 or beyond.  Because of this and also due to the economic slowdown in general, we have been and are continuing to employ several strategies that include the following:

•                  Redeploying unutilized rental fleet to existing branch locations with higher demand and also to new markets with high growth potential in an effort to improve the utilization of our rental fleet and continue to diversify our business.  Since the end of the second quarter of 2008, we have opened thirteen new rental branches, and we plan to open as many as seventeen more new branches by the end of 2010.  We determine the markets to open branch locations through extensive economic and demographic research and also evaluate markets that may already be complementary to our existing branch locations.  Opening new branch locations does not require significant capital because most of the fleet that will be deployed in a new branch will be moved from existing branches.  This strategy is particularly important as large projects, such as the City Center project in Las Vegas, Nevada, approach a point where large amounts of our equipment will be coming off rent due to the project nearing completion.  The City Center project in Las Vegas is expected to begin winding down construction activities in September 2009 and continuing through the end of the first quarter of 2010.

•                  Significantly reducing our capital expenditures.  In 2008, we spent approximately $151 million on capital expenditures; we spent approximately $14 million and $23 million, respectively, on capital expenditures for the three months and six months ended June 30, 2009.  We expect total 2009 capital expenditures to be less than $50 million which is mainly for maintenance, fill-in equipment to meet specific customer needs, and to support new branch openings.  A consequence of reduced capital expenditures is that the average age of our rental fleet will likely increase, leading to increased repair, maintenance, and equipment replacement costs.  See “If our repair and maintenance and equipment replacement costs increase as our rental fleet ages and we are unable to recoup such costs, our earnings will decrease” in Part II. Item 1A. “Risk Factors.”

•                  Cost containment through personnel reductions, renegotiation of vendor pricing structures, reduced commissions and bonuses for senior management, and increased scrutiny of all operational and administrative processes to reduce expenses.

•                  Expanding our customer base into infrastructure related, alternative energy and other end-user markets distinct from the non-residential construction sector.

•                  Selling excess rental fleet as market conditions warrant while also taking into consideration the potential negative impact such activities may have on our borrowing base.  Selling excess rental fleet would generate cash and improve utilization, but could reduce liquidity if the cash generated from the sale was less than the value that asset contributes to our borrowing base.

•                  Consideration of changes to our capital structure to reduce the likelihood of future non-compliance with springing financial covenants in our credit arrangements and potential liquidity strains on the Company.

Recent Developments

In the quarter ended June 30, 2009, we opened two branches:  one in Winston-Salem, North Carolina and another in Colorado Springs, Colorado.  We lease both properties from unaffiliated entities.

Results of Operations

Three-Month Period Ended June 30, 2009 (“2009”) Compared to the Three-Month Period Ended June 30, 2008 (“2008”).

Revenues

Revenues in 2009 decreased 27% compared to 2008.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2009 decreased 26% compared to 2008.  These revenues accounted for 86% of total revenues in both 2009 and 2008.  Same branch revenues decreased 31%, or $25.6 million; this decrease in revenues is offset by an approximate $3.4 million increase in revenues from thirteen new rental branches opened after the second quarter of 2008.  Additionally, although the number of units available for rent increased as a result of capital expenditures that increased the average original cost of our rental fleet to $828 million in 2009 from $786 million in 2008, average dollar utilization decreased to 30% in 2009 from 43% in 2008.  This decrease in dollar utilization was caused mostly by a 15% decrease in average rental rates and a decrease in our average time utilization of our high reach equipment to 55% for 2009 from 70% for 2008.

Sales of rental equipment.  Sales of rental equipment in 2009 decreased 41% from 2008 due mainly to a 49% decrease in 2009 of units sold at retail; this decrease is due to general economic conditions.  Units sold at auction increased 65% in 2009 compared to 2008 but yielded only 3% more in revenue due to the mix of equipment sold and general economic conditions.

Sales of new equipment and other revenues.  Sales of new equipment and other revenues in 2009 decreased 22% from 2008 due mainly to lower merchandise revenues and lower new equipment sales revenues.  Merchandise revenues decreased 21% in 2009 due to general economic conditions; this decrease is consistent with the 26% decrease described previously under the caption “—Revenues —Equipment rentals and related revenues.”  Revenue from sales of new equipment decreased 18%.  However, in 2009 the Company sold at auction a group of new equipment units held for resale for approximately $1.3 million that resulted in an approximate $0.8 million loss.  Excluding the revenue generated from this transaction, revenues from sales of new equipment in 2009 decreased 47%.  Although the number of new equipment units sold in 2009 compared to 2008 decreased only 8%, the larger decrease in revenues from sales of new equipment is due mostly to the mix of new equipment units sold and general economic conditions.

Cost of Revenues

Cost of revenues in 2009 decreased 7% from 2008.  As a percentage of revenues, cost of revenues was 88% in 2009 and 69% in 2008.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2009 decreased 10% from 2008.  Same branch costs decreased 18% in 2009 from 2008 due largely to a 21% decrease in payroll costs resulting from staff reductions, and a 34% decrease in vehicle expenses resulting from the decrease in fuel prices and fewer deliveries of equipment to and from job sites resulting from the decrease in business.  These same store cost reductions were offset by cost increases of approximately $3.2 million resulting from the opening of thirteen new rental branches after the second quarter of 2008.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 52% in 2009 and 42% in 2008.

Depreciation, rental equipment.  Depreciation, rental equipment in 2009 increased 1% over 2008 due to the modest increased investment in our rental fleet described previously under the caption “—Revenues —Equipment rentals and related revenues” that has resulted from significant curtailment of capital expenditures that began in the third quarter of 2008.

Cost of rental equipment sold.  Cost of rental equipment sold in 2009 decreased 32% compared to 2008 due mainly to the reasons described under the caption “—Revenues —Sales of rental equipment.”  Our profit margins decreased in 2009 to 27% from 37% in 2008 due to general economic conditions and to increased sales of rental equipment at auction that yielded 21% gross margins in 2009 compared to 27% in 2008.  Gross margins on rental equipment sold through channels other than auction were 42% in both 2009 and 2008.

Cost of new equipment sold and other.  Cost of new equipment sold and other in 2009 decreased 3% from 2008.  Cost of merchandise sold decreased 18% which is consistent with the 21% decrease in merchandise revenue described under the caption “—Revenues —Sales of new equipment and other revenues.”  However, cost of new equipment sold increased 5% in 2009 compared to 2008.  Additionally, in 2009, the Company sold at auction a group of new equipment units held for resale with a net book value of approximately $2.1 million that resulted in an approximate $0.8 million loss.  Excluding the effects of this transaction, cost of new equipment sold in 2009 decreased 47% compared to 2008 which is consistent with the decrease in revenues from the sale of new equipment described under the caption “—Revenues —Sales of new equipment and other revenues.”  Excluding the auction sale in 2009 noted above, our profit margin on new equipment sales was 12% for both 2009 and 2008.

Selling, General and Administrative

SG&A in 2009 increased 2% over 2008.  Total payroll costs decreased 5% in 2009 in spite of the growth in our sales force related to opening thirteen new rental branches since the end of the second quarter of 2008.  Cost increases were realized in vehicles expenses, rent and facilities costs, legal and other professional fees, and other office and administrative costs resulting from supporting the thirteen new rental branches opened after the second quarter of 2008.  These increased costs, coupled with the decrease in revenue described above, caused SG&A, as a percentage of total revenues, to be 21% in 2009 compared to 15% in 2008.

Depreciation and Amortization, Non-Rental Property and Equipment

Depreciation and amortization, non-rental property and equipment in 2009 increased 10% over 2008.  This was due to an increased investment in non-rental property and equipment, primarily transportation equipment and leasehold improvements resulting from the opening of thirteen new rental branches after the second quarter of 2008, to an average original cost of $102 million in 2009 compared to $87 million in 2008.

Interest Expense

Interest expense in 2009 decreased 15% from 2008.  Although our average debt balance in 2009 increased to $609 million from $600 million in 2008 to fund the growth in our fleet of rental and non-rental equipment, our weighted average interest rate decreased in 2009 to 5.7% from 6.8% in 2008, primarily due to decreases in the LIBOR index rate applicable to amounts outstanding under our revolving credit facility.  See “—Liquidity and Capital Resources.”

Six-Month Period Ended June 30, 2009 (“2009”) Compared to the Six-Month Period Ended June 30, 2008 (“2008”).

Revenues

Revenues in 2009 decreased 26% compared to 2008.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2009 decreased 23% compared to 2008.  These revenues accounted for 88% and 85% of total revenues in 2009 and 2008, respectively.  Same branch revenues decreased 26%, or $42.2 million; this decrease in revenues is offset by an approximate $4.7 million increase in revenues from thirteen new branches opened after the second quarter of 2008.  Additionally, although the number of units available for rent increased as a result of capital expenditures that increased the average original cost of our rental fleet to $828 million in 2009 from $766 million in 2008, average dollar utilization decreased to 30% in 2009 from 42% in 2008.  This decrease in dollar utilization was caused mostly by a 14% decrease in average rental rates and a decrease in our average time utilization of our high reach equipment to 56% for 2009 from 69% for 2008.

Sales of rental equipment.  Sales of rental equipment in 2009 decreased 47% from 2008 due mainly to a 48% decrease in 2009 of units sold at retail; this decrease is due to general economic conditions.  Units sold at auction increased 24% in 2009 compared to 2008 but yielded 21% less revenue due to the mix of equipment sold and general economic conditions.

Sales of new equipment and other revenues.  Sales of new equipment and other revenues in 2009 decreased 37% from 2008 due mainly to lower merchandise revenues and lower new equipment sales revenues.  Merchandise revenues decreased 10% in 2009 due to general economic conditions.  Revenue from sales of new equipment decreased 49%.  However, in 2009 the Company sold at auction a group of new equipment units held for resale for approximately $1.3 million that resulted in an approximate $0.8 million loss.  In addition, in the first quarter of 2008, the Company sold a group of new equipment units held for resale for approximately $4.9 million that resulted in a small loss.  Excluding the revenue generated from these transactions, revenues from sales of new equipment in 2009 decreased 33%.  Although the number of new equipment units sold in 2009 compared to 2008 decreased only 12%, the larger decrease in revenues from sales of new equipment is due mostly to the mix of new equipment units sold and general economic conditions.

Cost of Revenues

Cost of revenues in 2009 decreased 8% from 2008.  As a percentage of revenues, cost of revenues was 86% in 2009 and 69% in 2008.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2009 decreased 7% from 2008.  Same branch costs decreased 14% in 2009 from 2008 due largely to a 19% decrease in payroll costs resulting from staff reductions, and a 31% decrease in vehicle expenses resulting from the decrease in fuel prices and fewer deliveries of equipment to and from job sites resulting from the decrease in business.  These same store cost reductions were offset by cost increases of approximately $4.7 million resulting from the opening of thirteen new rental branches after the second quarter of 2008.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 50% in 2009 and 41% in 2008.

Depreciation, rental equipment.  Depreciation, rental equipment in 2009 increased 5% over 2008 due to the modest increased investment in our rental fleet described previously under the caption “—Revenues —Equipment rentals and related revenues” that has resulted from significant curtailment of capital expenditures that began in the third quarter of 2008.

Cost of rental equipment sold.  Cost of rental equipment sold in 2009 decreased 38% compared to 2008 due mainly to the reasons described under the caption “—Revenues —Sales of rental equipment.”  Our profit margins decreased in 2009 to 30% from 40% in 2008 due to general economic conditions and to increased sales of rental equipment at auction that yielded 21% gross margins in 2009 compared to 33% in 2008.  Gross margins on rental equipment sold through channels other than auction were 40% in 2009 and 42% in 2008.

Cost of new equipment sold and other.  Cost of new equipment sold and other in 2009 decreased 36% from 2008 which is consistent with the 37% decrease in revenue described under the caption “—Revenues —Sales of new equipment and other revenues.”  However, cost of new equipment sold decreased 45% in 2009 compared to 2008.  Additionally, in 2009, the Company sold at auction a group of new equipment units held for resale with a net book value of approximately $2.1 million that resulted in an approximate $0.8 million loss.  In addition, in the first quarter of 2008, the Company sold a group of new equipment units held for resale with a net book value of approximately $5.1 million that resulted in a small loss.  Excluding the effects of these transactions, cost of new equipment sold in 2009 decreased 34% compared to 2008 which is consistent with the decrease in revenues from the sale of new equipment described under the caption “—Revenues —Sales of new equipment and other revenues.”  Excluding the auction sales in 2009 and 2008 noted above, our profit margin on new equipment sales was 12% for both 2009 and 2008.

Selling, General and Administrative

SG&A in 2009 increased 4% over 2008.  Total payroll costs decreased 4% in 2009 in spite of the growth in our sales force related to opening thirteen new rental branches since the end of the second quarter of 2008.  Cost increases were realized in vehicles expenses, rent and facilities costs, legal and other professional fees, and other office and administrative costs resulting from supporting the thirteen new rental branches opened after the second quarter of 2008.  These increased costs, coupled with the decrease in revenue described above, caused SG&A, as a percentage of total revenues, to be 20% in 2009 compared to 14% in 2008.

Depreciation and Amortization, Non-Rental Property and Equipment

Depreciation and amortization, non-rental property and equipment in 2009 increased 8% over 2008.  This was due to an increased investment in non-rental property and equipment, primarily transportation equipment and leasehold improvements resulting from the opening of thirteen new rental branches after the second quarter of 2008, to an average original cost of $100 million in 2009 compared to $85 million in 2008.

Interest Expense

Interest expense in 2009 decreased 16% from 2008.  Although our average debt balance in 2009 increased to $610 million from $584 million in 2008 to fund the growth in our fleet of rental and non-rental equipment, our weighted average interest rate decreased in 2009 to 5.7% from 7.2% in 2008, primarily due to decreases in the LIBOR index rate applicable to amounts outstanding under our revolving credit facility.  See “—Liquidity and Capital Resources.”

Liquidity and Capital Resources

Indebtedness

As of June 30, 2009, the weighted average interest rate on our total debt of $606 million, described in more detail below, was approximately 5.8%.

Credit Facility.  We have a $350 million revolving credit facility, secured by a first priority interest in substantially all of our existing and future acquired assets.  As of June 30, 2009, we had $313.8 million outstanding and $35.7 million of borrowing availability under the credit facility.  This credit facility is used to finance ongoing working capital needs and capital expenditures, and for general corporate purposes.  Cash flow from operations and net proceeds from the sale of our used rental equipment are applied to reduce borrowings under our credit facility, and our expenditures for rental equipment and other property and equipment increase borrowings under our credit facility.  The Company is required to report financial covenants at any time that Excess Availability, as defined in the credit agreement, falls below $25 million.  This financial covenant reporting is required for the most recently completed quarter for which financial statements have been issued and each quarter thereafter until Excess Availability returns above $25 million for 20 consecutive business days, at which time the requirement to report financial covenants ceases.  The financial covenants required to be maintained, when the reporting requirements described above have been triggered, include a minimum fixed charge coverage ratio of not less than 1.00 to 1.00, a maximum total funded debt to EBITDA (leverage) ratio of 4.50 to 1.00 and a minimum time utilization ratio of 45%.  The Company would not have been in compliance with the fixed charge coverage and leverage ratios if it had been required to report these covenants at June 30, 2009.   At June 30, 2009, the Company’s fixed charge coverage ratio was 0.91 to 1.00 and the leverage ratio was 5.39 to 1.00.  The credit facility contains other usual and customary covenants and default provisions.  As of June 30, 2009, the credit facility had a weighted average interest rate of 2.6% per annum.  The credit facility matures August 21, 2011.

The United States is experiencing a recession accompanied by, among other things, weakness, reduced credit and capital financing availability and highly curtailed construction activities, all of which may continue to have adverse effects on economic conditions for an indeterminate period. The effects and duration of these circumstances and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may be significant.  See Part II, Item 1A — “Risk Factors.”

The recession has reduced demand for equipment rentals and sales, which in turn has adversely impacted, and may continue to adversely impact, the value of our rental fleet, which could decrease our borrowing availability.  Our borrowing availability is limited to the lesser of $350 million or our borrowing base.  If equipment values do not improve, it is likely that our borrowing availability will fall below $350 million by the end of the third quarter of 2009.  See “—Liquidity and Adequacy of Capital Resources.”

Second Priority Senior Secured Notes.  At June 30, 2009, we had outstanding $290 million principal amount of 9 1/4% Second Priority Senior Secured Notes (the “Second Priority Notes”).  These notes are due August 15, 2013 and are secured on a second priority basis, behind the credit facility, by substantially all of our existing and future acquired assets.

Liquidity and Adequacy of Capital Resources

Our business is capital intensive.  We purchase new equipment both to expand the size and maintain the age of our rental fleet.  For the three months ended June 30, 2009 and 2008, we had total expenditures on new rental equipment of $10 million and $54 million, respectively.  In response to the economic recession, during the third quarter of 2008, we began aggressively scaling back our capital expenditures.  We expect rental equipment expenditures in 2009 to be substantially lower than 2008 based on anticipated customer demand and market conditions.  However, if demand for rental equipment from our customers increases, expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment could be higher than we expect, subject to availability and costs of financing.

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

We believe that, subject to the effects of unknown future events such as further economic developments and the outcome of related uncertainties, our existing sources of liquidity will be sufficient to meet the cash requirements of our operations for at least the next twelve months.  However, our liquidity could be negatively affected by decreases in equipment values, which is a primary factor in the calculation of our borrowing base.   Because of this, we have been working with the lenders that finance our credit facility to negotiate covenant relief and we have had discussions with other potential investors to provide financing to the Company that would be used to pay down our credit facility so that future decreases, if any, in equipment values would not have an effect as significant on our borrowing availability.  Our ability to access additional or alternative sources of debt capital is restricted by the indenture governing our Second Priority Notes and the terms of the agreements governing our credit facility.  If we are unable to negotiate covenant relief from the lenders financing our credit facility or raise capital from other potential investors, we may have to pursue other business strategies to address the potential strain on our liquidity caused by the effect on our borrowing base of declining equipment values.  See “Our substantial debt exposes us to various risks,” “If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches.  If we expand our operations, we may incur significant transaction expenses and experience additional risks associated with entering new markets” and “The agreements governing our debt contain cross default or cross acceleration provisions that may cause all of the debt issued under such agreements to become immediately due and payable as a result of a default under one of our debt agreements” in Part II, Item 1A, “Risk Factors.”

Sources and uses of cash.  Net cash provided by operating activities for 2009 was $4.3 million lower than 2008 due to the following:  (a) a net loss in 2009 of $31.6 million compared to net income in 2008 of $4.8 million resulting in $36.4 million less cash flow in 2009, (b) $35.2 million less cash used in 2009 to reduce accounts payable balances, (c) $15.3 million in cash flow by deferring payments on new equipment inventory, and (d) $10.4 million more cash flow in 2009 related to accounts receivable collections outpacing billings.  Net cash used in investing activities for 2009 decreased $73.3 million due to significantly lower capital expenditures in 2009.  Financing activities provided cash flow in 2008 of about $61.8 million primarily to fund capital expenditures; however, in 2009, about $8.0 million of cash flow was used to pay down revolving debt and pay permitted cash distributions to the Company’s shareholders.

Non-GAAP Financial Measures

The Company presents EBITDA because it believes EBITDA is a useful analytical tool routinely used as a valuation and financial performance measure by the investment community.  The Company also uses EBITDA as an indicator of possible future liquidity constraints because EBITDA is a primary factor in the calculation of the most significant financial covenants in the Company’s credit agreements.  See “—Liquidity and Capital Resources.”  Changes in EBITDA directly affect the Company’s financial covenant compliance; if the Company falls out of compliance with these financial covenants, the Company’s liquidity could be materially and adversely affected because the Company may not be able to access additional capital under its credit agreements or from other sources.  See “Our substantial debt exposes us to various risks,” “If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches,”  “If we expand our operations, we may incur significant transaction expenses and experience additional risks associated with entering new markets” and “The agreements governing our debt contain cross default or cross acceleration provisions that may cause all of the debt issued under such agreements to become immediately due and payable as a result of a default under one of our debt agreements” in Part II, Item 1A, “Risk Factors.”  EBITDA is defined as earnings before interest, taxes, depreciation, and amortization.  EBITDA is not, however, a measure of financial performance or liquidity under U.S. generally accepted accounting principles.  Accordingly, EBITDA should not be considered a substitute for net income or cash flows as an indicator of the Company’s operating performance or liquidity.  EBITDA margin is EBITDA as a percentage of total revenues.  For purposes of the following, debt includes line of credit payable, notes payable and capital lease obligations, and the Second Priority Notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

EBITDA	$16,587	$38,310	$37,835	$75,507
EBITDA margin	23.2%	39.1%	26.6%	39.4%

Twelve Months Ended June 30, 2009
(In thousands)
EBITDA	$112,423
EBITDA margin	33.8%
Debt to EBITDA ratio	5.39x

The tables below provide reconciliations of net income and EBITDA for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income (loss)	$(18,083)	$2,441	$(31,626)	$4,820
Interest expense	9,180	10,782	18,395	21,986
Depreciation, rental equipment	23,020	22,849	46,209	44,206
Depreciation and amortization, non-rental property and equipment	2,470	2,238	4,857	4,495
EBITDA	$16,587	$38,310	$37,835	$75,507

Twelve Months Ended June 30, 2009
(In thousands)
Net income (loss)	$(29,762)
Interest expense	40,034
Depreciation, rental equipment	92,614
Non-rental equipment depreciation and amortization	9,537
EBITDA	$112,423

Recent Accounting Pronouncements

There are no recent accounting pronouncements not yet effective or adopted that are deemed likely to have a significant effect on our future financial statements.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair value of our long-term fixed interest rate debt at June 30, 2009 was $116.0 million; its carrying value was $290.0 million.  Estimated fair values were determined by reference to quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test.  Borrowings under the credit facility accrue interest at either (a) prime rate plus zero to 50 basis points for prime rate loans, or at our option (b) LIBOR plus 175 to 225 basis points for LIBOR based loans; the rates charged will fluctuate within these ranges depending on our leverage ratio.  In addition, our credit facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line.  An increase in the interest rate of 100 basis points would increase our annual interest expense by $3.1 million based on $313.8 million, which was the amount of outstanding debt under our credit facility as of June 30, 2009.

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

(b)           Changes in internal controls over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  See “We may be unable to maintain an effective system of internal control over financial reporting” in Part II, Item 1A, “Risk Factors.”

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

The recession has reduced demand for equipment rentals and sales, which in turn has adversely impacted, and may continue to adversely impact, the value of our rental fleet, which could decrease our borrowing availability.  Additionally, current or potential customers may delay or decrease equipment rentals or purchases, may be unable to pay us for prior equipment rentals, may delay paying us for prior equipment rentals and services, or may be unable to obtain financing for planned equipment purchases.  Also, if the banking system or the financial markets continue to deteriorate or remain volatile, the funding for and number of capital projects may continue to decrease, which may further impact the demand for our rental equipment and services.

Decreases in construction, industrial activities or the convention business could adversely affect our revenues and operating results by decreasing the demand for our equipment or the rental rates or prices we can charge.

Our products and services are used primarily in non-residential construction activity and, to a lesser extent, in residential construction activity, industrial activity and the convention business.  The current economic downturn and the resulting decreases in construction and industrial activities in the United States has adversely affected our revenues and operating results and may further decrease the demand for our equipment and the prices we can charge.  By way of comparison, in 2002 and 2003, non-residential construction activity declined significantly from prior periods, which had an adverse effect on our results in 2002 and 2003.  Because of the current economic environment, we have seen similar adverse effects on our results in the first half of 2009 and expect this trend to continue through most, if not all, of 2009.

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

Our operating results are highly dependent on the strength of the Las Vegas economy and that of the other principal market areas in which we operate.  For the three and six-month periods ended June 30, 2009, respectively, the percentage of revenues attributable to our Las Vegas operations was 29% and 29%, with an additional 27% and 28% generated in California.  Any future weakness in the Las Vegas or California economies could have a material adverse effect on our operations.

Our substantial debt exposes us to various risks.

Our total indebtedness was $606 million at June 30, 2009.  Our substantial indebtedness has the potential to affect us adversely in many ways. For example, it will or could:

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

Also, if we are unable to service our indebtedness and fund our operations, we will be forced to consider alternative strategies, which may include:

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

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The opening of any new branches or the completion of any future acquisitions of other equipment rental companies may result in significant start-up or transaction expenses and risks associated with entering new markets in which we have limited or no experience.  New rental branches, in particular, require capital expenditures and may initially have a negative impact on our results of operations.  New branches may not become profitable when projected or ever.  Our ability to realize the expected benefits from any future acquisitions of other equipment rental companies depends in large part on our ability to integrate and consolidate the new operations with our existing operations in a timely and effective manner.  In addition, we may fail or be unable to discover certain liabilities of any acquired business, including liabilities relating to noncompliance with environmental and occupational health and safety laws and regulations.  Any significant diversion of management’s attention from our existing operations, the loss of key employees or customers of any acquired business, or any major difficulties encountered in opening new branches or integrating new operations could have a material adverse effect on our business, financial condition or results of operations.

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

As of June 30, 2009, we had $35.7 million of borrowing availability under our revolving credit facility.  Many banks and other financial institutions have been adversely affected by conditions in the banking and financial markets during the past year.  If any of the lenders that are parties to our revolving credit facility experience difficulties that render them unable to fund future draws on the facility, we may not be able to access all or a portion of these funds.  The inability to make future draws on our credit facility could have a material adverse effect on our business, results of operations or ability to maintain the overall quality of our rental fleet.

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

A key element of our growth strategy is to continue to expand by opening new rental branches.  We plan to open as many as seventeen new stores by the end of 2010.  The success of our growth strategy depends in part on identifying sites for new branches at attractive prices.  Zoning restrictions often prevent us from being able to open new branches at sites we have identified.  We may also encounter substantial competition in our efforts to acquire new sites or in any efforts we may make to acquire other equipment rental companies, which may limit the number of acquisition opportunities and lead to higher acquisition costs.  We may not have the financial resources necessary to open any new branches or complete any acquisitions in the future or the ability to obtain the necessary funds on satisfactory terms or at all.

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

We are controlled by one shareholder.  His interests may conflict with the interests of the holders of our notes and other creditors .

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

•                  worldwide and domestic demand for used equipment; and

•                  general economic conditions.

In addition, weakness in the non-residential construction market has caused, and may continue to cause, a decrease in the value of used rental equipment, which could negatively impact our borrowing availability.  See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

During the third quarter of 2008, we began aggressively scaling back our capital expenditures.  For all of 2008, we had total capital expenditures for rental equipment of $131.1 million.  During the first half of 2009, we had total capital expenditures for rental equipment of $15.7 million.  We expect total capital expenditures for rental equipment in 2009 to be less than one-third of the 2008 amount based on anticipated customer demand and market conditions.  Because of these substantial reductions in capital expenditures for new rental fleet, the average age of our rental fleet will likely increase in 2009.  The weighted average age of our fleet at June 30, 2009 was 33.5 months, and 26.6 months at June 30, 2008.  Accordingly, we expect the cost of repairing and maintaining our rental fleet, which was approximately $4.8 million and $9.6 million for the three and six-month periods ended June 30, 2009, will likely increase.  Additionally, if the cost of new equipment we use in our rental fleet increases, we may be required to spend more for replacement equipment.  The cost of new equipment may increase due to increased material costs and increases in the cost of fuel, which is used in the manufacturing process and in delivering the equipment to us.  Although such increases did not have a significant effect on our financial condition and results of operations in 2008, any material increase in new equipment and repairs and maintenance costs could adversely affect our revenues, profitability and financial condition.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2009.

AHERN RENTALS, INC.

By:	/s/ Howard L. Brown
Howard L. Brown
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)