Form 10-Q
period 2009-09-30
AHERN RENTALS INC
filed 2009-11-16
CIK 1337913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2009
Common Stock no par value per share	1,000 shares

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

AHERN RENTALS, INC.

PART I                                                       FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

AHERN RENTALS, INC.

Balance Sheets

September 30, 2009 and December 31, 2008

(In thousands, except share amounts)

	SEPTEMBER 30, 2009	DECEMBER 31, 2008
	(Unaudited)
ASSETS

Cash	$1,447	$1,758
Accounts receivable, net of allowance of $1,978 and $1,705	49,176	52,620
Inventories	31,063	35,096
Rental equipment, net	493,498	546,057
Other property and equipment, net	62,815	59,943
Debt issuance costs, net	6,224	7,844
Other	6,670	4,682
	$650,893	$708,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Revolving credit facility payable	$318,726	$319,354
Accounts payable	18,621	16,988
Accrued expenses	16,002	23,098
Second priority senior secured notes payable	291,986	292,371
Other note payable	1,727	1,844
	647,062	653,655

Stockholders’ Equity

Common stock, no par or stated value, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915	5,915
Retained earnings (deficit)	(2,084)	48,430
	3,831	54,345
	$650,893	$708,000

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Income and Retained Earnings (Unaudited)

Three and Nine Month Periods Ended September 30, 2009 and 2008

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
REVENUES
Equipment rentals and related	$65,039	$88,999	$189,980	$251,439
Sales of rental equipment	2,336	5,109	8,185	16,089
Sales of new equipment and other	5,131	7,266	16,498	25,433
	72,506	101,374	214,663	292,961
COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent expense of $1,712, $1,397, $4,937, and $4,076	34,008	35,524	95,983	102,243
Depreciation, rental equipment	22,899	23,235	69,108	67,441
Cost of rental equipment sold	1,513	3,294	5,590	9,921
Cost of new equipment sold and other	4,190	5,471	13,843	20,620
	62,610	67,524	184,524	200,225

GROSS PROFIT	9,896	33,850	30,139	92,736

OPERATING EXPENSES
Selling, general, and administrative, including related party rent expense of $848, $554, $2,471, and $1,614	14,754	16,007	43,398	43,479
Depreciation and amortization, non-rental property and equipment	2,514	2,243	7,371	6,738
	17,268	18,250	50,769	50,217

OPERATING INCOME (LOSS)	(7,372)	15,600	(20,630)	42,519

OTHER INCOME (EXPENSE)
Interest expense	(9,212)	(10,896)	(27,607)	(32,882)
Other, net	47	(3)	74	(116)

NET INCOME (LOSS)	$(16,537)	$4,701	$(48,163)	$9,521

RETAINED EARNINGS, BEGINNING	$14,453	$48,976	$48,430	$51,660

Net income (loss)	(16,537)	4,701	(48,163)	9,521
Distributions	—	—	(2,351)	(7,504)

RETAINED EARNINGS (DEFICIT), ENDING	$(2,084)	$53,677	$(2,084)	$53,677

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Cash Flows (Unaudited)

Nine-Month Periods Ended September 30, 2009 and 2008

(In thousands)

	2009	2008
OPERATING ACTIVITIES:

Net income (loss)	$(48,163)	$9,521
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gross profit on disposition of property and equipment	(2,580)	(5,977)
Depreciation and amortization of property and equipment	76,479	74,179
Amortization of debt issuance costs	1,620	1,603
Amortization of premium on senior secured notes	(385)	(385)
Bad debts	424	600

Changes in operating assets and liabilities:
Accounts receivable	3,020	(7,063)
Inventories	4,033	20,947
Other	(1,978)	(1,103)
Accounts payable	1,633	(43,026)
Accrued expenses	(7,096)	(2,778)
Net cash provided by operating activities	27,007	46,518

INVESTING ACTIVITIES:
Purchases of rental equipment	(22,158)	(119,784)
Purchases of other property and equipment	(10,292)	(15,152)
Proceeds from sales of rental equipment and other property	8,228	16,441
Net cash used in investing activities	(24,222)	(118,495)

FINANCING ACTIVITIES

Proceeds from borrowings	232,860	387,371
Repayment of borrowings	(233,605)	(310,162)
Debt issuance costs paid	—	(275)
Distributions	(2,351)	(7,504)
Net cash provided by (used in) financing activities	(3,096)	69,430
NET DECREASE IN CASH	(311)	(2,547)
CASH, BEGINNING OF PERIOD	1,758	4,260
CASH, END OF PERIOD	$1,447	$1,713

See notes to financial statements.

AHERN RENTALS, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

1.     Basis of presentation

The accompanying unaudited interim financial statements are prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”) and the interim reporting requirements applicable to Form 10-Q.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted.  In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2009 and for all periods presented.  The Company evaluated subsequent events through November 16, 2009, the date of issuance of the financial statements contained in this quarterly report on Form 10-Q.  These unaudited financial statements should be read in conjunction with the Company’s 2008 Form 10-K from which the balance sheet information as of December 31, 2008 is derived.  Interim operating results for the current periods are not necessarily indicative of operating results to be expected for the full year.

2.     Related party transactions

During the three-month and nine-month periods ended September 30, 2009 and 2008, the Company purchased approximately $1.8 million and $10.3 million, and $6.9 million and $31.9 million of equipment, respectively, from an entity controlled by the Company’s President, Chief Executive Officer and majority shareholder.

3.     Contingencies

The Company is a defendant in certain legal matters arising in the ordinary course of business.  Based on available information, management is unable to estimate the minimum costs, if any, to be incurred upon disposition of these matters, and therefore no provisions for loss have been made.  Nevertheless, in the opinion of management, the outcome of these matters is not expected to have a material adverse effect on the future financial position, results of operations or cash flows of the Company.

The United States has experienced a recession accompanied by, among other things, reduced credit and capital financing availability and highly curtailed construction activities, all of which may continue to have adverse effects on economic conditions and the Company’s operations for an indeterminate period. The effects and duration of these circumstances and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may be significant.

4.     Fair value of financial instruments

The estimated fair values at September 30, 2009, for cash, accounts receivable, accounts payable and debt, other than the Company’s second priority senior secured notes, approximate their historical cost-based carrying amounts due to the short maturity of these instruments, or because the related interest rates approximate current market rates.  The estimated fair value of the second priority senior secured notes, however, was $149.4 million based on reference to quoted market prices (level 1 inputs, as defined by GAAP); the carrying amount was $290.0 million.

5.     New accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants.  The Codification did not change GAAP.  Therefore, other than the manner in which accounting standards are arranged and referenced, this change had no effect on the Company’s results of operations, cash flows or financial position.

6.     Financing activities

Due to economic conditions, we have been working with the lenders that finance our credit facility to negotiate covenant relief and we have had discussions with other potential investors to provide financing to the Company.

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

Overview

Through our network of 61 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities.  The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools.  Accordingly, our business is capital intensive, and our profitability and cash flows depend significantly upon the level of construction activity in the economy and the availability and terms of financing.  See “—Liquidity and Capital Resources.”

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate.  For financial reporting purposes, our revenues are divided into three categories:

•                  Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel.  For the quarter ended September 30, 2009, revenues from equipment rentals and related accounted for approximately 90% of our total revenues.  Of equipment rentals and related revenues in that period, 60% were attributable to rentals of high reach equipment, 23% to rentals of general rental equipment, including ground engaging equipment, and 17% to rental related revenues.

•                  Sales of rental equipment represents revenues from the sale of our used rental equipment.  For the quarter ended September 30, 2009, these revenues accounted for approximately 3% of our total revenues.

•                  Sales of new equipment and other is primarily revenues from the sale of new equipment, merchandise and supplies.  For the quarter ended September 30, 2009, these revenues accounted for approximately 7% of our total revenues.

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

In addition, our operating results are highly dependent on the strength of the economy of Las Vegas, Nevada.  For the three months ended September 30, 2009 and 2008, the percentage of our total revenues attributable to our Las Vegas operations was 22% and 28%, respectively.  The rapid growth experienced by the Las Vegas area in recent years has contributed significantly to our revenues.  Based on expected customer demand and market conditions, we do not believe the strong operating results we have experienced historically in Las Vegas will continue at the same or similar levels in 2009 or for the forseeable future.  Because of this and also due to the slowdown in the construction industry in other markets we serve, we have been and are continuing to employ several strategies that include the following:

•                  Redeploying unutilized rental fleet to existing branch locations with higher demand and also to new markets with high growth potential in an effort to improve the utilization of our rental fleet and continue to diversify our business.  Since the end of the second quarter of 2008, we have opened fifteen new rental branches, and we plan to open as many as fifteen more new branches by the end of 2010.  We determine the markets to open branch locations through extensive economic and demographic research and also evaluate markets that may already be complementary to our existing branch locations.  Opening new branch locations does not require significant capital because most of the fleet that will be deployed in a new branch will be moved from existing branches.  This strategy is particularly important as large projects, such as the City Center project in Las Vegas, Nevada, approach a point where large amounts of our equipment will be coming off rent due to the project nearing completion.  The City Center project in Las Vegas has been winding down construction activities since the second quarter of 2009 and is expected to continue through the end of the first quarter of 2010.  We have been successful in redeploying into new branches nearly all of the equipment that has come off rent from the City Center project since the second quarter of 2009.

•                  Significantly reducing our capital expenditures.  In 2008, we spent approximately $151 million on capital expenditures; we spent approximately $9 million and $32 million, respectively, on capital expenditures for the three months and nine months ended September 30, 2009.  We expect total 2009 capital expenditures to be less than $50 million, which is mainly for maintenance, fill-in equipment to meet specific customer needs, and support new branch openings.  A consequence of reduced capital expenditures is that the average age of our rental fleet will likely increase, leading to increased repair, maintenance, and equipment replacement costs.  See “If our repair and maintenance and equipment replacement costs increase as our rental fleet ages and we are unable to recoup such costs, our earnings will decrease” in Part II. Item 1A. “Risk Factors.”

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

Recent Developments

In the quarter ended September 30, 2009, we opened two branches:  one in Greenville, South Carolina and another in Omaha, Nebraska.  We lease both properties from unaffiliated entities at relatively favorable rental rates as a result of current economic conditions.

Results of Operations

Three-Month Period Ended September 30, 2009 (“2009”) Compared to the Three-Month Period Ended September 30, 2008 (“2008”).

Revenues

Revenues in 2009 decreased 28% compared to 2008.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2009 decreased 27% compared to 2008.  These revenues accounted for 90% and 88% of total revenues in 2009 and 2008, respectively.  Same branch revenues decreased 33%, or $29.8 million; this decrease in revenues is offset by an approximate $5.9 million increase in revenues from fifteen new rental branches opened since the end of the third quarter of 2008.  Additionally, although the number of units available for rent increased as a result of capital expenditures that increased the average original cost of our rental fleet to $825 million in 2009 from $815 million in 2008, average dollar utilization decreased to 32% in 2009 from 44% in 2008.  This decrease in dollar utilization was caused mostly by a 16% decrease in average rental rates and a decrease in our average time utilization of our high reach equipment to 56% for 2009 from 70% for 2008.

Sales of rental equipment.  Sales of rental equipment in 2009 decreased 54% from 2008 due mainly to a 43% decrease in 2009 of units sold at retail;  this decrease is due to general economic conditions.  Also, revenue related to retail units sold in 2009 decreased 62% compared to 2008; this decrease is due to mix of equipment sold and general economic conditions.  Units sold at auction increased 12% in 2009 compared to 2008 but yielded 26% less revenue due to the mix of equipment sold and general economic conditions.

Sales of new equipment and other revenues.  Sales of new equipment and other revenues in 2009 decreased 29% from 2008 due mainly to lower merchandise revenues and lower new equipment sales revenues.  Merchandise revenues decreased 16% in 2009 due to general economic conditions.  Revenue from sales of new equipment decreased 32%.  However, in 2009 the Company sold at auction a group of new equipment units held for resale for approximately $0.4 million that resulted in an approximate $0.1 million loss.  Excluding the revenue generated from this transaction, revenues from sales of new equipment in 2009 decreased 42%.  Although the number of new equipment units sold in 2009 compared to 2008 decreased only 10%, the larger decrease in revenues from sales of new equipment is due mostly to the mix of new equipment units sold and general economic conditions.

Cost of Revenues

Cost of revenues in 2009 decreased 7% from 2008.  As a percentage of revenues, cost of revenues was 86% in 2009 and 67% in 2008.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2009 decreased 4% from 2008.  Same branch costs decreased 17% in 2009 from 2008 due largely to a 23% decrease in payroll costs resulting from staff reductions, and a 17% decrease in vehicle expenses resulting from the decrease in fuel prices and fewer deliveries of equipment to and from job sites resulting from the decrease in business.  These same store cost reductions were offset by cost increases of approximately $4.2 million resulting from the opening of fifteen new rental branches since the end of the third quarter of 2008.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 52% in 2009 and 40% in 2008.

Depreciation, rental equipment.  Depreciation, rental equipment in 2009 decreased 1% compared to 2008.  Even though the investment in our rental fleet increased slightly in 2009 as described previously under the caption “—Revenues —Equipment rentals and related revenues”, depreciation decreased due to the slowdown in our capital expenditures and more rental assets reaching the end of their depreciable life.

Cost of rental equipment sold.  Cost of rental equipment sold in 2009 decreased 54% compared to 2008 due mainly to the reasons described under the caption “—Revenues —Sales of rental equipment.”  Our profit margins decreased modestly in 2009 to 35% from 36% in 2008 due to general economic conditions.

Cost of new equipment sold and other.  Cost of new equipment sold and other in 2009 decreased 23% from 2008.  Cost of merchandise sold decreased 15% which is consistent with the 16% decrease in merchandise revenue described under the caption “—Revenues —Sales of new equipment and other revenues.”  Cost of new equipment sold decreased 26% in 2009 as compared to 2008.  In 2009, the Company sold at auction a group of new equipment units held for resale with a net book value of approximately $0.5 million that resulted in an approximate $0.1 million loss.  Excluding the effects of this transaction, cost of new equipment sold in 2009 decreased 40% compared to 2008 which is consistent with the decrease in revenues from the sale of new equipment described under the caption “—Revenues —Sales of new equipment and other revenues.”  Excluding the auction sale in 2009 noted above, our profit margin on new equipment sales was 9% in 2009 and 12% in 2008; the lower profit margin in 2009 is due to general economic conditions.

Selling, General and Administrative

SG&A in 2009 decreased 8% over 2008.  Total payroll costs decreased 5% in 2009 in spite of the growth in our sales force related to opening fifteen new rental branches since the end of the third quarter of 2008.  Also, decreases were realized in legal and professional fees, and office expenses.  Cost increases were realized in vehicles expenses, rent and facilities costs, and travel and entertainment costs resulting from supporting the fifteen new rental branches opened since the end of the third quarter of 2008.  SG&A, as a percentage of total revenues, was 20% in 2009 compared to 16% in 2008.

Depreciation and Amortization, Non-Rental Property and Equipment

Depreciation and amortization, non-rental property and equipment in 2009 increased 12% over 2008.  This was due to an increased investment in non-rental property and equipment, primarily transportation equipment and leasehold improvements resulting from the opening of fifteen new rental branches since the end of the third quarter of 2008, to an average original cost of $105 million in 2009 compared to $91 million in 2008.

Interest Expense

Interest expense in 2009 decreased 15% from 2008.  Our average debt balance in 2009 decreased to $607 million from $616 million in 2008 due to substantially decreased capital expenditures in 2009.  Also, our weighted average interest rate decreased in 2009 to 5.7% from 6.7% in 2008, primarily due to decreases in the LIBOR index rate applicable to amounts outstanding under our revolving credit facility.  See “—Liquidity and Capital Resources.”

Nine-Month Period Ended September 30, 2009 (“2009”) Compared to the Nine-Month Period Ended September 30, 2008 (“2008”).

Revenues

Revenues in 2009 decreased 27% compared to 2008.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2009 decreased 24% compared to 2008.  These revenues accounted for 89% and 86% of total revenues in 2009 and 2008, respectively.  Same branch revenues decreased 28%, or $71.1 million; this decrease in revenues is offset by an approximate $9.7 million increase in revenues from fifteen new branches opened since the end of the third quarter of 2008.  Additionally, although the number of units available for rent increased as a result of capital expenditures that increased the average original cost of our rental fleet to $827 million in 2009 from $783 million in 2008, average dollar utilization decreased to 31% in 2009 from 43% in 2008.  This decrease in dollar utilization was caused mostly by a 15% decrease in average rental rates and a decrease in our average time utilization of our high reach equipment to 56% for 2009 from 69% for 2008.

Sales of rental equipment.  Sales of rental equipment in 2009 decreased 49% from 2008 due mainly to a 47% decrease in 2009 of units sold at retail; this decrease is due to general economic conditions.  Units sold at auction increased 20% in 2009 compared to 2008 but yielded 23% less revenue due to the mix of equipment sold and general economic conditions.

Sales of new equipment and other revenues.  Sales of new equipment and other revenues in 2009 decreased 35% from 2008 due mainly to lower merchandise revenues and lower new equipment sales revenues.  Merchandise revenues decreased 12% in 2009 due to general economic conditions.  Revenue from sales of new equipment decreased 45%.  However, in 2009 the Company sold at auction new equipment units held for resale for approximately $1.7 million that resulted in an approximate $0.8 million loss.  In addition, in the first quarter of 2008, the Company sold a group of new equipment units held for resale for approximately $4.9 million that resulted in a small loss.  Excluding the revenue generated from these transactions, revenues from sales of new equipment in 2009 decreased 37%.  Although the number of new equipment units sold in 2009 compared to 2008 decreased only 12%, the larger decrease in revenues from sales of new equipment is due mostly to the mix of new equipment units sold and general economic conditions.

Cost of Revenues

Cost of revenues in 2009 decreased 8% from 2008.  As a percentage of revenues, cost of revenues was 86% in 2009 and 68% in 2008.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2009 decreased 6% from 2008.  Same branch costs decreased 14% in 2009 from 2008 due largely to a 20% decrease in payroll costs resulting from staff reductions, and a 26% decrease in vehicle expenses resulting from the decrease in fuel prices and fewer deliveries of equipment to and from job sites resulting from the decrease in business.  These same store cost reductions were offset by cost increases of approximately $8.4 million resulting from the opening of fifteen new rental branches since the end of the third quarter of 2008.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 51% in 2009 and 41% in 2008.

Depreciation, rental equipment.  Depreciation, rental equipment in 2009 increased 2% over 2008 due to the modest increased investment in our rental fleet described previously under the caption “—Revenues —Equipment rentals and related revenues” that has resulted from significant curtailment of capital expenditures that began in the third quarter of 2008.

Cost of rental equipment sold.  Cost of rental equipment sold in 2009 decreased 44% compared to 2008 due mainly to the reasons described under the caption “—Revenues —Sales of rental equipment.”  Our profit margins decreased in 2009 to 32% from 38% in 2008 due to general economic conditions and to increased sales of rental equipment at auction that yielded 24% gross margins in 2009 compared to 32% in 2008.  Gross margins on rental equipment sold through channels other than auction were 39% in 2009 and 41% in 2008.

Cost of new equipment sold and other.  Cost of new equipment sold and other in 2009 decreased 33% from 2008 which is consistent with the 35% decrease in revenue described under the caption “—Revenues —Sales of new equipment and other revenues.”  However, cost of new equipment sold decreased 40% in 2009 compared to 2008.  Additionally, in 2009, the Company sold at auction new equipment units held for resale with a net book value of approximately $2.6 million that resulted in an approximate $0.8 million loss.  In addition, in the first quarter of 2008, the Company sold a group of new equipment units held for resale with a net book value of approximately $5.1 million that resulted in a small loss.  Excluding the effects of these transactions, cost of new equipment sold in 2009 decreased 36% compared to 2008 which is consistent with the decrease in revenues from the sale of new equipment described under the caption “—Revenues —Sales of new equipment and other revenues.”  Excluding the auction sales in 2009 and 2008 noted above, our profit margin on new equipment sales was 11% in 2009 and 12% in 2008; the lower profit margin in 2009 is due to general economic conditions.

Selling, General and Administrative

SG&A in 2009 decreased less than 1% compared to 2008.  Total payroll costs decreased 3% in 2009 in spite of the growth in our sales force related to opening fifteen new rental branches since the end of the third quarter of 2008.  Also, decreases were realized in legal and professional fees, and office expenses.  Cost increases were realized in vehicles expenses, and rent and facilities costs resulting from supporting the fifteen new rental branches opened since the end of the third quarter of 2008.  SG&A, as a percentage of total revenues, was 20% in 2009 compared to 15% in 2008.

Depreciation and Amortization, Non-Rental Property and Equipment

Depreciation and amortization, non-rental property and equipment in 2009 increased 9% over 2008.  This was due to an increased investment in non-rental property and equipment, primarily transportation equipment and leasehold improvements resulting from the opening of fifteen new rental branches after the second quarter of 2008, to an average original cost of $102 million in 2009 compared to $86 million in 2008.

Interest Expense

Interest expense in 2009 decreased 16% from 2008.  Although our average debt balance in 2009 increased to $609 million from $595 million in 2008 to fund the growth in our fleet of rental and non-rental equipment, our weighted average interest rate decreased in 2009 to 5.7% from 7.0% in 2008, primarily due to decreases in the LIBOR index rate applicable to amounts outstanding under our revolving credit facility.  See “—Liquidity and Capital Resources.”

Liquidity and Capital Resources

Our business is capital intensive and highly dependent upon the level of construction activity in the economy.  We purchase new equipment both to expand the size and maintain the age of our rental fleet.  For the three months ended September 30, 2009 and 2008, we had total expenditures on new rental equipment of $6 million and $29 million, respectively.  In response to the economic recession, during the third quarter of 2008, we began aggressively scaling back our capital expenditures.  We expect rental equipment expenditures in 2009 to be substantially lower than 2008 based on anticipated customer demand and market conditions.  However, if demand for rental equipment from our customers increases, expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment could be higher than we expect, subject to availability and costs of financing.

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

We believe that, subject to the effects of unknown future events such as further economic developments and the outcome of related uncertainties, our existing sources of liquidity will likely be sufficient to meet the cash requirements of our operations for at least the next year.  However, our liquidity could be negatively affected by decreases in equipment values, which is a primary factor in the calculation of our borrowing base.   Because of this, we have been working with the lenders that finance our credit facility to negotiate covenant relief and we have had discussions with other potential investors to provide financing to the Company so that future decreases, if any, in equipment values would not have an effect as significant on our borrowing availability.  Our ability to access additional or alternative sources of debt capital is restricted by the indenture governing our Second Priority Notes and the terms of the agreements governing our credit facility.  If we are unable to negotiate covenant relief under our credit facility or raise capital from other investors, we may need to pursue other business strategies to address the potential strain on our liquidity that would likely be caused by the effect on our borrowing base of declining equipment values.  See Part II, Item 1A, “Risk Factors.”

Indebtedness

As of September 30, 2009, the weighted average interest rate on our total debt of $610 million, described in more detail below, was approximately 5.7%.

Credit Facility.  We have a $350 million revolving credit facility, secured by a first priority interest in substantially all of our existing and future acquired assets.  As of September 30, 2009, we had $318.7 million outstanding and $26.5 million of borrowing availability under the credit facility.  This credit facility is used to finance ongoing working capital needs and capital expenditures, and for general corporate purposes.  Cash flow from operations and net proceeds from the sale of our used rental equipment are applied to reduce borrowings under our credit facility, and our expenditures for rental equipment and other property and equipment increase borrowings under our credit facility.  The Company is required to report on compliance with additional financial covenants at any time that Excess Availability, as defined in the credit agreement, falls below $25 million. (This equates to borrowing availability of $15 million.)  This additional reporting is required for the most recently completed quarter for which financial statements have been issued and each quarter thereafter until Excess Availability returns above $25 million for 20 consecutive business days, at which time the requirement to report ceases.  The financial covenants required to be maintained, when the reporting requirements described above have been triggered, include a minimum fixed charge coverage ratio of not less than 1.00 to 1.00, a maximum total funded debt to EBITDA (leverage) ratio of 4.50 to 1.00 and a minimum time utilization ratio of 45%.  The Company would not have been in compliance with the fixed charge coverage and leverage ratios if it had been required to report these covenants at September 30, 2009.   At September 30, 2009, the Company’s fixed charge coverage ratio was 0.78 to 1.00 and the leverage ratio was 6.83 to 1.00.  The credit facility contains other usual and customary covenants and default provisions.  As of September 30, 2009, the credit facility had a weighted average interest rate of 2.5% per annum.  The credit facility matures August 21, 2011.

The United States recently experienced a recession accompanied by, among other things, reduced credit and capital financing availability and highly curtailed construction activities, all of which may continue to have adverse effects on economic conditions for an indeterminate period. The effects and duration of these circumstances and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may be significant.  See Part II, Item 1A — “Risk Factors.”

The recession has reduced demand for equipment rentals and sales, which in turn has adversely impacted, and may continue to adversely impact, the value of our rental fleet, which could decrease our borrowing availability.  Our borrowing availability is limited to the lesser of $350 million or our borrowing base.  As of September 30, 2009, our borrowing base was $345.7 million.  If equipment values do not improve, it is likely that our borrowing availability will remain below $350 million and likely decrease from the September 30, 2009 level.  See “—Liquidity and Adequacy of Capital Resources.”

Second Priority Senior Secured Notes.  At September 30, 2009, we had outstanding $290 million principal amount of 9 1/4% Second Priority Senior Secured Notes (the “Second Priority Notes”).  These notes are due August 15, 2013 and are secured on a second priority basis, behind the credit facility, by substantially all of our existing and future acquired assets.

Sources and uses of cash.  Net cash provided by operating activities for the nine months ended September 30, 2009 was $19.5 million lower than for the same period in 2008 due to the following:  (a) a net loss in 2009 of $48.1 million compared to net income in 2008 of $9.5 million resulting in $55.4 million (adjusted for changes in depreciation) less cash flow in 2009, (b) $44.6 million less cash used in 2009 to reduce accounts payable balances, (c) $16.9 million more cash flow in 2008 by deferring payments on new equipment inventory, and (d) $10.1 million more cash flow in 2009 related to accounts receivable collections outpacing billings.  Net cash used in investing activities for 2009 decreased $94.3 million due to significantly lower capital expenditures in 2009.  Financing activities provided cash flow in 2008 of about $69.4 million primarily to fund capital expenditures; however, in 2009, about $3.1 million of cash flow was used to pay down revolving debt and pay permitted cash distributions to the Company’s shareholders.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

EBITDA	$18,088	$41,075	$55,923	$116,582
EBITDA margin	24.9%	40.5%	26.1%	39.8%

Twelve Months Ended September 30, 2009
(In thousands)
EBITDA	$89,437
EBITDA margin	29.5%
Debt to EBITDA ratio	6.83x

The tables below provide reconciliations of net income and EBITDA for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income (loss)	$(16,537)	$4,701	$(48,163)	$9,521
Interest expense	9,212	10,896	27,607	32,882
Depreciation, rental equipment	22,899	23,235	69,108	67,441
Depreciation and amortization, non-rental property and equipment	2,514	2,243	7,371	6,738
EBITDA	$18,088	$41,075	$55,923	$116,582

Twelve Months Ended September 30, 2009
(In thousands)
Net income (loss)	$(51,000)
Interest expense	38,351
Depreciation, rental equipment	92,279
Non-rental equipment depreciation and amortization	9,807
EBITDA	$89,437

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements issued, but not yet effective or early adopted, that are of potential significance to the Company.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair value of our long-term fixed interest rate debt at September 30, 2009 was $149.4 million; its carrying value was $290.0 million.  Estimated fair values were determined by reference to quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test.  Borrowings under the credit facility accrue interest at either (a) prime rate plus zero to 50 basis points for prime rate loans, or at our option (b) LIBOR plus 175 to 225 basis points for LIBOR based loans; the rates charged will fluctuate within these ranges depending on our leverage ratio.  In addition, our credit facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line.  An increase in the interest rate of 100 basis points would increase our annual interest expense by $3.2 million based on $318.7 million, which was the amount of outstanding debt under our credit facility as of September 30, 2009.

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

The effects of the economic recession have adversely affected our revenues and operating results and may further erode our revenues, operating results, or financial condition.

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

Our products and services are used primarily in non-residential construction activity and, to a lesser extent, in residential construction activity, industrial activity and the convention business.  The economic downturn and the resulting decreases in construction and industrial activities in the United States has adversely affected our revenues and operating results and may further decrease the demand for our equipment and the prices we can charge.  By way of comparison, in 2002 and 2003, non-residential construction activity declined significantly from prior periods, which had an adverse effect on our results in 2002 and 2003.  Because of the current economic environment, we have seen similar adverse effects on our results in the first three-quarters of 2009 and expect this trend to continue through most, if not all, of 2009.

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

Our operating results are highly dependent on the strength of the Las Vegas economy and that of the other principal market areas in which we operate.  For the three and nine-month periods ended September 30, 2009, respectively, the percentage of revenues attributable to our Las Vegas operations was 22% and 27%, with an additional 27% and 28% generated in California.  Any future weakness in the Las Vegas or California economies could have a material adverse effect on our operations.

Our substantial debt exposes us to various risks.

Our total indebtedness was $610 million at September 30, 2009.  Our substantial indebtedness has the potential to affect us adversely in many ways. For example, it will or could:

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

Our ability to compete, sustain our growth and expand our operations through new branches largely depends on access to capital.  If the cash we generate from our business, together with cash on hand and cash that we may borrow under our credit facility, is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing.  However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all.  Due to recent developments and current conditions in the credit and capital markets, financing may not be available to us at acceptable rates or costs or otherwise on acceptable terms.  In addition, our ability to obtain additional financing is restricted by both the indenture governing our notes and the agreements governing our revolving credit facility.  Although the terms of our existing debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.  If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches.  Furthermore, any additional indebtedness that we do incur may make us more vulnerable to the risks described above relative to our substantial debt levels.

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

Economic conditions,uncertainties and related risks could adversely affect the lenders that are parties to our revolving credit facility.

As of September 30, 2009, we had $26.5 million of borrowing availability under our revolving credit facility.  Many banks and other financial institutions have been adversely affected by conditions in the banking and financial markets during the past year.  If any of the lenders that are parties to our revolving credit facility experience difficulties that render them unable to fund future draws on the facility, we may not be able to access all or a portion of these funds.  The inability to make future draws on our credit facility could have a material adverse effect on our business, results of operations or ability to maintain the overall quality of our rental fleet.

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

A key element of our growth strategy is to continue to expand by opening new rental branches.  We plan to open as many as fifteen new stores by the end of 2010.  The success of our growth strategy depends in part on identifying sites for new branches at attractive prices.  Zoning restrictions often prevent us from being able to open new branches at sites we have identified.  We may also encounter substantial competition in our efforts to acquire new sites or in any efforts we may make to acquire other equipment rental companies, which may limit the number of acquisition opportunities and lead to higher acquisition costs.  We may not have the financial resources necessary to open any new branches or complete any acquisitions in the future or the ability to obtain the necessary funds on satisfactory terms or at all.

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

During the third quarter of 2008, we began aggressively scaling back our capital expenditures.  For all of 2008, we had total capital expenditures for rental equipment of $131.1 million.  During the nine months ended September 30, 2009, we had total capital expenditures for rental equipment of $22.2 million.  We expect total capital expenditures for rental equipment in 2009 to be less than one-third of the 2008 amount based on anticipated customer demand and market conditions.  Because of these substantial reductions in capital expenditures for new rental fleet, the average age of our rental fleet will likely increase in 2009.  The weighted average age of our fleet at September 30, 2009 was 36.2 months, and 28.4 months at September 30, 2008.  Accordingly, we expect the cost of repairing and maintaining our rental fleet, which was approximately $5.6 million and $15.2 million for the three and nine-month periods ended September 30, 2009, will likely increase.  Additionally, if the cost of new equipment we use in our rental fleet increases, we may be required to spend more for replacement equipment.  The cost of new equipment may increase due to increased material costs and increases in the cost of fuel, which is used in the manufacturing process and in delivering the equipment to us.  Although such increases did not have a significant effect on our financial condition and results of operations in 2008, any material increase in new equipment and repairs and maintenance costs could adversely affect our revenues, profitability and financial condition.

We may be unable to maintain an effective system of internal control over financial reporting.

We are required by the terms of the indenture governing our notes to file certain reports, including annual and quarterly periodic reports, under the Exchange Act.  The economic downturn and business outlook may require us to cut staff in order to maintain our cash flow.  If this occurs, our internal and disclosure controls and procedures could be adversely affected.  To the extent we are unable to maintain effective internal control over financial reporting and/or disclosure controls and procedures, we may be unable to produce reliable financial reports and/or public disclosure, detect and prevent fraud and comply with our reporting obligations on a timely basis.  Any such failure could harm our business.  In addition, failure to maintain effective internal control over financial reporting and/or disclosure controls and procedures could result in the loss of investor confidence in the reliability of our financial statements and public disclosure and a loss of customers, which in turn could harm our business.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 2009.

AHERN RENTALS, INC.

By:	/s/ Howard L. Brown
Howard L. Brown
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)