Form 10-K
period 2009-12-31
AHERN RENTALS INC
filed 2010-03-30
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of March 1, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $-0-

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2010
Common Stock no par value per share	1,000 shares

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

PART I

ITEM 1.  BUSINESS

We are the 7th largest equipment rental company in the United States as measured by 2008 rental revenues according to the Rental Equipment Register.  We were founded in 1953 with one rental location in Las Vegas, Nevada and now operate a network of 71 rental branches in 21 states, primarily in the southwestern United States with more recent operations begun in the eastern and southeastern portions of the United States.  More information on our operating locations can be found at www.ahern.com.  We rent a broad range of equipment, sell new and used rental equipment, sell parts and supplies related to our rental equipment, and sell merchandise used by the construction industry. We also provide maintenance and repair services. We serve a diverse base of customers, including commercial and residential construction companies, industrial companies, utilities, convention centers, municipalities and homeowners.

As of December 31, 2009, our rental fleet, at original cost, was $821 million and included:

•                  over 21,800 high reach units, such as scissor lifts, forklifts and boom lifts, at original cost of $636 million; and

•                  over 17,500 general rental units, comprised of ground engaging units, such as backhoes, skidsteers, skiploaders and trenchers; and other rental units, including compressors, generators, light towers, welders and other equipment, at original cost of $185 million.

For the year ended December 31, 2009, we generated revenues of $284 million; 65% of our revenues were from high reach equipment rental, 23% from general equipment rental and 12% from the sale of new and used rental equipment and related merchandise, parts and services.

Our principal executive offices are located at 4241 South Arville Street, Las Vegas, Nevada 89103. Our main telephone number is (702) 362-0623, and our web site is http://www.ahern.com. The content of our web site is not part of this report.

Operations

Management structure.  We manage our business through an executive management team organized by operating disciplines (such as sales, service, and operations) supported by centralized administration (finance, purchasing, information technology, risk management and transportation, growth and development, and facilities and construction).  The operating disciplines of sales, service, and operations are organized into four geographic regions, generally represented by the four time zones in the continental United States, and are managed by a vice-president for each of sales, service, and operations in that region.  The vice presidents of these disciplines have direct responsibility for the employees and functions within that discipline, and each vice president reports directly to the company’s President and Executive Vice President.  The benefits to this management structure include streamlined information flow, access by branches to all company skill sets, a uniform corporate culture and standardized operating policies and procedures, which ultimately allow us to provide a high level of customer service.

Equipment Rentals.  Our rental equipment includes a wide array of items from bulldozers and boom lifts to ladders and lawnmowers. Our primary focus is on high reach equipment which consists of aerial work platform (“AWP”) booms, AWP scissorlifts, and forklifts. The breadth of our rental offerings allows us to meet virtually all of the equipment needs of our customers, from the largest contractor to the individual homeowner.

Floating Fleet.  We have developed and employ an equipment fleet management system, our “floating fleet,” which we believe is distinctive and superior to the equipment sharing concept practiced by many of our competitors, in which equipment is assigned to one branch and then shared with other branches.  In contrast, all of our high reach equipment is assigned to a single centralized cost center and provided to our branches based on customer demand while also taking into account economic and logistical considerations.  The operating costs (primarily maintenance, depreciation and carrying costs) of the floating fleet are allocated to each branch based upon usage.

Our floating fleet strategy encourages our branch managers to focus on increasing revenue and profitability rather than managing equipment.  Accordingly, we can quickly reallocate high reach equipment among branches in accordance with changing customer demand.  In some market areas where we have rental branches within close proximity, we employ the same floating fleet concept with our general rental equipment.  In this case, a cost center is established for the general rental equipment to be used in the applicable market area, and the operating costs of that fleet are allocated like our high reach fleet.  Most of our other rental equipment, although it may be assigned to individual branches, also is available to any branch based on demand.  Using a floating fleet and sharing equipment allows us to respond rapidly to the needs of our customers and to increase the utilization rates of equipment, thereby reducing our capital expenditures and improving our return on investment.

We offer our equipment for rent on a daily, weekly and monthly basis. We determine rental rates for each type of equipment based on the cost and expected utilization of the equipment and adjust rental rates at each branch based on demand, length of rental, volume of equipment rented and other competitive considerations.

We have a well-maintained, high-quality rental fleet that has an average age of 39 months as of December 31, 2009 and is supported by an extensive, in-house maintenance program. In addition to routine maintenance, we repaint and refurbish our rental equipment frequently to maintain the appearance and performance of our fleet. Historically, we have made regular and significant capital investments in new equipment and generally do not purchase used equipment for our rental fleet other than from time to time in connection with opening new branches. In making equipment acquisition decisions, we evaluate current economic and market conditions, competition, manufacturer’s availability, pricing and return on investment over the estimated life of the specific equipment, among other factors.

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

Customers

We serve a diverse customer base, including commercial and residential construction companies, industrial companies, utilities, convention centers, municipalities and homeowners. Customers in construction-related end markets constitute our principal customer base.  In 2009, our largest customer accounted for less than 2% of our revenues, and our top 10 customers accounted for approximately 11% of our revenues. Many of our customers operate in several of the markets we serve. We offer these customers the ability to rent equipment on the same terms in each of these regions. Many of our customers have been with us for over a decade.

In April of 2009, we established a National Accounts Division to formalize existing relationships with certain key customers and realize growth opportunities. We ended the 2009 fiscal year with over 50 national account relationships, of which approximately 15% are serving the industrial sector. Our customer-centered national accounts program focuses on long term profitability through relationship building. This focus differentiates us from our national competition who are more narrowly focused on the transactional efficiencies of catering to large customers. We endeavor to grow with our customers and are using the feedback from our national accounts as a guide to our growth strategy. We will continue to selectively expand our national accounts in 2010, by targeting existing customer relationships we can develop from a regional to a national basis and pursuing new customers that Ahern did not previously have the branch infrastructure to serve prior to our expansion. We will make use of various programs to retain national accounts, but we expect increased profitability through higher and more stable rates, lower service costs, and increased utilization as a result of our relationships.

We rent equipment, sell related parts and supplies, sell other merchandise used by the construction industry, provide repair services, and sell new equipment and our used rental equipment on account to customers who are screened through a credit application process. Credit account customers are our core customers, accounting for approximately 98% of our revenues in 2009, and our largest source of repeat business. In 2009, approximately 65% of our credit account customers rented equipment three or more times from us. We also assist customers in arranging financing for purchases of large equipment through a variety of sources including manufacturers, banks, finance companies and other financial institutions.

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

Growth at each new location typically occurs in three stages. First, we stock new branches primarily with high reach equipment, primarily by redeploying from other branches units we already own, to take advantage of our strong expertise in this area. As demand develops at that branch, we add general rental equipment designed for contractor use, as well as additional high reach equipment, followed by ground engaging equipment. Typically, we are able to open a new branch in two weeks or less from the date we obtain possession of the property.

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

Although our entire executive management is involved in our sales and marketing efforts, our vice presidents of sales are responsible for training, supervising and directing our sales force. They are supported by experienced sales managers, each of whom is responsible for overseeing and coordinating sales and marketing activities at one or more of our rental branches, overseeing the mix of equipment at the branches they serve, and keeping abreast of local and regional activity in the end markets we serve.

As of December 31, 2009, we employed 253 salespeople who manage our customer relationships. We train our salespeople both in selling our rental services and selling new equipment and our used rental equipment. Our salespeople use targeted local marketing strategies to address specific customer needs and respond to competitive pressures. Our local sales force focuses on maintaining and building strong relationships with local decision makers in the end markets we serve. In addition, they keep abreast of local market activity by tracking construction, industrial and municipal projects and new and used equipment sales in their area.

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

Through our performance-based compensation system, salespeople are encouraged to maximize both rental rates and rental volume. This compensation system has permitted us to attract and retain talented salespeople.

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

Competition

The equipment rental industry is capital intensive, highly fragmented and characterized by intense price and service competition. We compete through a combination of pricing, service, equipment quality, equipment availability, value and convenience. We compete with independent equipment rental businesses in all of the markets in which we operate, and we compete with equipment manufacturers that sell and rent equipment to customers, directly and through their dealer networks. We also compete with the tool rental centers of national home improvement stores. Many of our competitors operate on a regional or national basis and are significantly larger and have greater financial and marketing resources than we have.

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

Supported by a team of 15 IT professionals, we are able to identify and deploy appropriate technology solutions to address our dynamic business needs.

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

•                  Wynne Systems’ RentalMan Software. For the past six years, we have been one of the leading developers for RentalMan software. RentalMan is our primary line-of-business software and is used by many of the top rental companies in North America. With full access to RentalMan source code, we are able to enhance the software independently to address our diverse business needs.

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

•                  Personal Digital Assistant Technology. We have deployed more than 800 handheld wireless communication devices, which provide e-mail, telephone, and radio services to our management, sales, and customer service teams. Armed with up-to-the minute information, personnel can make informed, critical business decisions while in the field and away from our networked computer systems.

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

Equipment Purchasing

All of our new equipment is acquired from reputable national manufacturers that are known for their product quality and reliability.  We believe we have sufficient alternative sources of supply for the equipment we purchase in each of our principal product categories.  In 2009, our top 10 suppliers accounted for 68% of our total equipment purchases. We believe our size and the quantity of equipment we acquire enable us to purchase equipment at lower prices and on more favorable terms than many of our competitors. We usually obtain 15 - 50% discounts off retail prices from our major suppliers. We do not enter into long-term supplier commitments to purchase equipment and have the flexibility to cancel orders with our suppliers if expected demand for rental equipment diminishes. We purchase all of our rental equipment centrally to ensure the most favorable and consistent terms from our suppliers.

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

Seasonality

Our revenues and operating results fluctuate in many of our key markets according to the seasonal rental and purchasing patterns of our customers, with rental and purchasing activity tending to be lower in the winter. This seasonality is accentuated due to higher construction equipment prices during the construction season. As a result of this seasonality, our purchases of equipment and parts have historically increased with stronger demand in the second and third quarters, and our inventory and accounts payable have correspondingly increased.

Intellectual Property

We have registered the mark “Ahern Rentals” with the United States Patent and Trademark Office. We own a service mark registered in the state of Nevada that includes the name “Ahern Rentals.” We have registered in the state of Nevada the trade name “Ahern Rentals.” We have also registered in Clark County, Nevada the trade name “Ahern Heavy Equipment.”

Employees

As of December 31, 2009, we had 485 salaried and 1,095 hourly employees, two of whom are members of a labor union. The table below sets forth the number of employees assigned to our various departments as of December 31, 2009.

Department	Number of Employees
Service	589
Transportation and risk management	331
Sales and marketing	260
Operations	215
Administration, growth and development, and management information systems	98
Purchasing and parts	87
Total	1,580

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

ITEM 1A.  RISK FACTORS

Our business and our financial performance are subject to the following risks. If any of the circumstances described in these risk factors occurs, our business, results of operations or financial condition would likely suffer and the value of our outstanding notes could be adversely affected.

The effects of the current economic recession have adversely affected our revenues and operating results and may further erode our revenues, operating results, or financial condition.

The recession has reduced demand for equipment rentals and sales, which in turn has adversely affected, and may continue to have an adverse affect on, the value of our rental fleet, which could decrease our borrowing availability.  Additionally, current or potential customers may delay or decrease equipment rentals or purchases, may be unable to pay us for prior equipment rentals, may delay paying us for prior equipment rentals and services, or may be unable to obtain financing for planned equipment purchases.  Also, if the banking system or the financial markets continue to deteriorate or remain volatile, the funding for and number of capital projects may continue to decrease, which may further impact the demand for our rental equipment and services.

Decreases in construction, industrial activities or the convention business could adversely affect our revenues and operating results by decreasing the demand for our equipment or the rental rates or prices we can charge.

Our products and services are used primarily in non-residential construction activity and, to a lesser extent, in residential construction activity, industrial activity and the convention business.  The economic downturn and the resulting decreases in construction and industrial activities in the United States has adversely affected our revenues and operating results and may further decrease the demand for our equipment and the prices we can charge.  By way of comparison, in 2002 and 2003, non-residential construction activity declined significantly from prior periods, which had an adverse effect on our results in 2002 and 2003.  Because of the current economic environment, we have seen even greater adverse effects on our results in 2009 and expect this to continue through most, if not all, of 2010.

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

Our operating results are highly dependent on the strength of the Las Vegas economy and that of the other principal markets in which we operate.  In 2009, 2008 and 2007, the percentage of our revenues attributable to our Las Vegas operations was 25%, 29% and 32%, respectively.  An additional 28%, 30%, and 33% were generated in California. Any future weakness in the Las Vegas or California economies could have a material adverse effect on our operations.

Our substantial debt exposes us to risks.

Our total indebtedness was $608 million at December 31, 2009, and following the completion of the amendment to our revolving credit facility (the “Credit Facility”) on January 8, 2010, decreased to $600 million.  See “— Liquidity and Capital Resources.” Our substantial indebtedness has the potential to affect us adversely in many ways. For example, it will or could:

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

The opening of any new branches or the completion of any future acquisitions of other equipment rental companies may result in significant start-up or transaction expenses and risks associated with entering new markets in which we have limited or no experience. New rental branches, in particular, may require significant capital expenditures and may initially have a negative impact on our results of operations. New branches may not become profitable when projected or ever. Our ability to realize the expected benefits from any future acquisitions of other equipment rental companies depends in large part on our ability to integrate and consolidate the new operations with our existing operations in a timely and effective manner. In addition, we may fail or be unable to discover certain liabilities of any acquired business, including liabilities relating to noncompliance with environmental and occupational health and safety laws and regulations. Any significant diversion of management’s attention from our existing operations, the loss of key employees or customers of any acquired business, or any major difficulties encountered in opening new branches or integrating new operations could have a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2009, we had $316 million outstanding and $34 million of unused availability, but only $22 million of actual net borrowing availability under the Credit Facility because of reserves required by the lenders under this facility.  Following the closing of the amendment to our Credit Facility on January 8, 2010, we had $266 million outstanding and $84 million of unused availability, but only $44 million of borrowing availability under the Credit Facility because of reserves required by the lenders under this facility.  Many banks and other financial institutions have been adversely affected by conditions in the banking and financial markets during the past year.  If any of the lenders that are parties to our Credit Facility experience difficulties that render them unable to fund future draws on the facility, we may not be able to access all or a portion of these funds.  The inability to make future draws on our Credit Facility could have a material adverse effect on our business, results of operations or ability to maintain the overall quality of our rental fleet.

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

Don F. Ahern, our President and Chief Executive Officer, beneficially owns 97% of our outstanding common stock; his brother, John Paul Ahern, Jr., owns the remaining 3% of our outstanding common stock. As a result, Don F. Ahern controls the outcome of matters submitted to a shareholder vote. Circumstances may occur in which the interests of Don F. Ahern, as our majority shareholder, could conflict with the interests of our noteholders and other creditors.  We are also party to a number of lease and other transactions involving entities controlled by Don F. Ahern.  See “Item 13 — Certain Relationships and Related Transactions, and Director Independence” and Note 7 to our financial statements included elsewhere in this report.

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

During the third quarter of 2008, we began aggressively scaling back our capital expenditures.  For 2009 and 2008, we had total capital expenditures for rental equipment of $27.7 million and $131.1 million, respectively.  We expect total capital expenditures for rental equipment in 2010 to be less than 2009 amounts based on anticipated customer demand and market conditions.   Because of these substantial reductions in capital expenditures for new rental fleet, the average age of our rental fleet will increase in 2010.  Accordingly, we expect that the cost of repairing and maintaining our rental fleet will likely increase.  Additionally, if the cost of new equipment we use in our rental fleet increases, we may be required to spend more for replacement equipment.  The cost of new equipment may increase due to increased material costs and increases in the cost of fuel, which is used in the manufacturing process and in delivering the equipment to us.  Although such increases did not have a significant effect on our financial condition and results of operations in 2009, any material increase in new equipment and repairs and maintenance costs could adversely affect our revenues, profitability and financial condition.

We may be unable to maintain an effective system of internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act of 2002 and other related provisions of the United States securities laws.

We are required by agreements governing our notes and Credit Facility to file certain reports, including annual and quarterly periodic reports, under the Securities Exchange Act of 1934.  The current economic downturn and business outlook may require us to cut staff in order to maintain our cash flow.  If this occurs, our internal and disclosure controls and procedures could be adversely effected.  To the extent we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, we may be unable to produce reliable financial reports or public disclosure, detect and prevent fraud and comply with our reporting obligations on a timely basis.  Any such failure could harm our business.  In addition, failure to maintain effective internal control over financial reporting or disclosure controls and procedures could result in the loss of investor confidence in the reliability of our financial statements and public disclosure and a loss of customers, which in turn could harm our business.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Las Vegas, Nevada. As of March 4, 2010, we operated 71 rental branches in 21 states. We lease the real estate for all of our branches, in most cases from related parties. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence.” We believe our facilities are sufficient for our current needs. Below is an overview of our branches:

States with rental branches	Number of Branches
California	16
Texas	13
Nevada	11
Utah	4
Arizona	3
North Carolina	3
Colorado	2
New Mexico	2
Oregon	2
South Carolina	2
Tennessee	2
Washington	2
New Jersey	1
Kansas	1
Oklahoma	1
Nebraska	1
Georgia	1
Arkansas	1
Maryland	1
Pennsylvania	1
Virginia	1
Total	71

With the exception of our corporate headquarters in Las Vegas, Nevada, each of our properties consists of an equipment lot, a shop facility and an office from which we conduct our local rental operations. These properties are not materially different from each other in size, facilities or purpose. Our Las Vegas headquarters consists of offices and an extensive rental yard. Of our 71 leased properties, 46 are leased from related parties. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence.” Each lease with a related party runs through October 27, 2014, unless earlier terminated. Annual aggregate rental payments to related parties and unaffiliated third parties under our property leases were $10.1 million and $1.6 million, respectively, for 2009.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                                  There is no public trading market for our common equity. On December 31, 2009, there were two holders of record of our common stock. In 2009, 2008 and 2007, we paid cash distributions to our shareholders in the amount of $2.4 million, $9.9 million, and $11.0 million, respectively.  We do not expect to pay cash distributions in the foreseeable future. Our ability to pay distributions is limited by our Credit Facility and the indenture governing our notes.

(b)                                 We did not, and our affiliates did not, purchase any of our shares of common equity in the quarter ended December 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data (presented in thousands, except percentages and ratios) of Ahern Rentals, Inc. as of the dates and for the periods indicated. The selected historical financial data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 have been derived from our audited financial statements that are not included in this report. The selected historical financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 have been derived from our audited financial statements included elsewhere in this report.  We have elected to be treated as an S corporation for federal income tax purposes. As a result, our shareholders are taxed directly on their respective shares of our income. Accordingly, no provision or liability for federal and state income tax is included in our financial statements. The following data should be read in conjunction with the financial statements and notes thereto, and with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31,
2009	2008	2007	2006	2005
Income Statement Data:
Revenues:
Equipment rentals and related	$250,056	$329,461	$293,408	$236,855	$179,858
Sales of rental equipment	11,811	19,664	24,918	16,600	11,379
Sales of new equipment and other	22,454	32,462	22,131	12,531	12,470
Total revenues	284,321	381,587	340,457	265,986	203,707
Cost of revenues:
Cost of equipment rental operations, excluding depreciation	130,861	135,221	114,177	91,927	75,130
Depreciation, rental equipment	91,844	90,611	73,482	54,183	36,900
Cost of rental equipment sold	8,512	12,428	17,274	11,457	8,197
Cost of new equipment sold and other	18,475	25,971	17,005	9,163	9,969
Total cost of revenues	249,692	264,231	221,938	166,730	130,196
Gross profit	34,629	117,356	118,519	99,256	73,511
Operating expenses:
Selling, general and administrative	58,690	57,754	47,408	37,039	30,417
Depreciation and amortization, non-rental property and equipment	9,930	9,174	7,435	5,949	4,323
Total operating expenses	68,620	66,928	54,843	42,988	34,740
Operating income (loss)	(33,991)	50,428	63,676	56,268	38,771
Other income (expense):
Interest expense	(36,833)	(43,626)	(41,844)	(31,152)	(33,388)
Other	(63)	(118)	84	59	214
Net income (loss)	$(70,887)	$6,684	$21,916	$25,175	$5,597
Other Financial Data:
EBITDA(1)	$67,720	$150,095	$144,677	$116,459	$80,208
EBITDA margin(1)(2)	23.8%	39.3%	42.5%	43.8%	39.4%
Debt to EBITDA ratio	8.98	x	4.07	x	3.72	x	3.46	x	3.69	x
Depreciation	$101,774	$99,785	$80,917	$60,132	$41,223
Net cash provided by operating activities	35,184	65,749	91,031	93,428	52,133
Net cash used in investing activities	(29,990)	(130,848)	(213,479)	(192,338)	(120,950)
Net cash provided by (used in) financing activities	(5,867)	62,597	125,023	98,898	69,599

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash	$1,085	$1,758	$4,260	$1,685	$1,697
Rental equipment, net	473,065	546,057	518,205	392,084	262,843
Total assets	628,073	708,000	694,351	509,528	357,180
Total debt	608,025	611,198	538,412	403,329	295,723
Total stockholders’ equity (deficit)	(18,893)	54,345	57,575	46,622	29,917

(1)               EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. We present EBITDA because we believe EBITDA is a useful analytical tool used as a valuation and financial performance measure by the investment community.  Also, we use EBITDA as an indicator of possible future liquidity constraints because

EBITDA is a primary factor in the calculation of the most significant financial covenants in our credit agreements.  EBITDA is not, however, a measure of financial performance or liquidity under U.S. generally accepted accounting principles. Accordingly, EBITDA should not be considered a substitute for net income or cash flows as an indicator of our operating performance or liquidity. The table below provides a reconciliation of net income and EBITDA for the periods indicated.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Net income (loss)	$(70,887)	$6,684	$21,916	$25,175	$5,597
Interest expense	36,833	43,626	41,844	31,152	33,388
Depreciation, rental equipment	91,844	90,611	73,482	54,183	36,900
Depreciation and amortization, non-rental property and equipment	9,930	9,174	7,435	5,949	4,323
EBITDA	$67,720	$150,095	$144,677	$116,459	$80,208

(2)               EBITDA margin is defined as EBITDA as a percentage of total revenues.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and accompanying notes included in this report

Overview

Through our network of 71 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities. The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools. Accordingly, our business is capital intensive, and our profitability and cash flows depend upon the availability and terms of financing. See “— Liquidity and Capital Resources.”

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate and the United States economy as a whole. For financial reporting purposes, our revenues are divided into three categories:

•                  Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel. For the year ended December 31, 2009, revenues from equipment rentals and related accounted for approximately 88% of our total revenues. Of equipment rentals and related revenues in that period, 62% were attributable to rentals of high reach equipment, 22% to rentals of general rental equipment, including ground engaging equipment, and 16% to rental related revenues.

•                  Sales of rental equipment represent revenues from the sale of our used rental equipment. For the year ended December 31, 2009, these revenues accounted for approximately 4% of our total revenues.

•                  Sales of new equipment and other is primarily revenues from the sale of new equipment, merchandise and supplies. For the year ended December 31, 2009, these revenues accounted for approximately 8% of our total revenues.

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

In addition, our operating results are highly dependent on the strength of the economy of Las Vegas, Nevada. In 2009, 2008, and 2007, the percentage of our total revenues attributable to our Las Vegas operations was 25%, 29%, and 32%, respectively. The rapid growth historically experienced by the Las Vegas area has contributed significantly to our revenues.  Based on anticipated customer demand and market conditions, we do not believe that the strong operating results we have historically experienced in Las Vegas will continue at the same or similar levels in 2010 or beyond.

Because of this and also due to the slowdown in the construction industry in other markets we serve, we have been and are continuing to employ several strategies that include the following:

•      Redeploying unutilized rental fleet to existing branch locations with higher demand and also to new markets with high growth potential in an effort to improve the utilization of our rental fleet and continue to diversify our business.  We opened 6 new rental branches in 2008, 17 new rental branches in 2009, and 5 more in 2010.  We determine the markets to open branch locations through extensive economic and demographic research and also evaluate markets that may already be complementary to our existing branch locations.  Opening these new branch locations should not require significant capital because most of the fleet that will be deployed in a new branch is moved from existing branches.  This strategy has been particularly important when large projects with significant amounts of rental equipment, such as the City Center project in Las Vegas, Nevada, approached completion beginning in mid-2009.  We have been successful in redeploying into new branches all of the equipment that has come off rent from the City Center project since the second quarter of 2009.

•      Significantly reducing our capital expenditures.  In 2009, 2008, and 2007, we spent approximately $42 million, $150 million, and $240 million, respectively, on capital expenditures.  We expect total 2010 capital expenditures to be less than amounts expended in 2009; capital expenditures in 2010 are expected to be incurred mainly for maintenance, fill-in equipment to meet specific customer needs, and support new branch openings.  A consequence of reduced capital expenditures is that the average age of our rental fleet will likely increase, leading to increased repair, maintenance, and equipment replacement costs.  See “Item 1A. Risk Factors.”

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

Recent Developments

On January 8, 2010, we completed a financing transaction that, among other things, raised $55 million in new capital that was used to pay down amounts due under our revolving credit facility.  See “—Liquidity and Capital Resources.”

In the first quarter of 2010, we opened new rental branches in  Seattle (Lynnwood) and Fife, Washington, Philadelphia, Pennsylvania, Pahrump, Nevada and Newport News, Virginia.  We lease each of these branches, except Pahrump, Nevada, from unrelated parties.

Results of Operations

2009 Compared to 2008 Compared to 2007 Revenues

Revenues in 2009 decreased 25% compared to 2008. Revenues in 2008 increased 12% over 2007. The primary factors contributing to the changes are discussed below.

Equipment rentals and related revenues. Equipment rentals and related revenues in 2009 decreased 24%, or $79 million, compared to 2008.  These revenues accounted for 88% and 86% of our total revenues for 2009 and 2008, respectively.  Same branch revenues decreased 27%, or $90 million; this decrease was offset by an $11 million increase in revenues from seventeen new stores opened in 2009, nine of which were opened in the second half of 2009.  Although the number of units available for rent increased because of capital expenditures that increased the average original cost of our rental fleet to $826 million in 2009 from $794 million in 2008, our dollar utilization decreased to 30% in 2009 from 42% in 2008.  Average rental rates decreased 15% in 2009 and average time utilization of our high reach equipment decreased to 55% in 2009 compared to 67% in 2008.

Equipment rentals and related revenues in 2008 increased 12%, or $36 million, over 2007.  These revenues accounted for 86% of our total revenues for 2008 and 2007.  Same branch revenues increased 11%, or $31 million; the remaining $5 million increase in revenues is from six new stores opened in 2008, five of which were opened in the second half of 2008.  Additionally, the increased revenues resulted from an increase in the number of units available for rent as a result of capital expenditures that increased the average original cost of our rental fleet to $794 million in 2008 from $639 million in 2007, offset by a decrease in our dollar utilization to 42% in 2008 from 46% in 2007.  Average rental rates decreased 4% in 2008 and average time utilization of our high reach equipment decreased to 67% in 2008 compared to 70% in 2007.

Sales of rental equipment. Sales of rental equipment in 2009 decreased 40% compared to 2008 due mainly to softening demand in the used equipment markets and the mix of equipment sold.

Sales of rental equipment in 2008 decreased 21% compared to 2007 due mainly to an 18% decrease in the number of units sold in 2008.  The decrease in revenue can be attributed to softening in the used equipment markets and the mix of equipment sold.

Sales of new equipment and other revenues. Sales of new equipment and other revenues in 2009 decreased 31% compared to 2008 due mainly to a 38% decrease in revenues from the sales of new equipment.  We sold 13% fewer new equipment units in 2009 at lower average selling prices due to weakened demand for new equipment.

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

Cost of Revenues

Cost of revenues in 2009 decreased 6% compared to 2008.  Cost of revenues in 2008 increased 19% over 2007. As a percentage of revenues, cost of revenues was 88%, 69% and 65% for 2009, 2008 and 2007, respectively. The primary factors contributing to the changes are described below.

Cost of equipment rental operations, excluding depreciation. Cost of equipment rental operations, excluding depreciation, in 2009 decreased 3% compared to 2008.  The opening of 17 new rental branches in 2009 resulted in approximately $7.5 million in new labor, repairs and maintenance, freight, and rent and facilities costs.  Same store costs decreased 9% due mainly to lower labor costs resulting from reduced headcount, and also lower fuel costs resulting from lower fuel prices.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 52% in 2009 compared to 41% in 2008; the increase is due mainly to the opening of 17 new rental branches in 2009, nine of which opened in the second half of 2009, and also to the 24% decrease in equipment rentals and related revenues described previously under the caption “—Revenues — Equipment rentals and related revenues.”

Cost of equipment rental operations, excluding depreciation, in 2008 increased 18% over 2007.  The increase is due to increased payroll costs, repairs and maintenance costs, freight costs, and rent and facilities expenses related to the increase in revenues and the opening of six new rental branches in 2008.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 41% in 2008 compared to 39% in 2007; the increase is due mainly to the opening of six new rental branches in 2008, five of which opened in the second half of 2008.

Depreciation, rental equipment.  Depreciation, rental equipment in 2009 increased 1% over 2008 due to the relatively modest increased investment in our rental fleet described previously under the caption “—Revenues — Equipment rentals and related revenues.”

Depreciation, rental equipment in 2008 increased 23% over 2007 due to the increased investment in our rental fleet described previously under the caption “—Revenues — Equipment rentals and related revenues.”

Cost of rental equipment sold.  Cost of rental equipment sold in 2009 decreased 32% compared to 2008.  This decrease is due to the 40% decrease in revenue from the sale of rental equipment described under the caption “—Revenues — Sales of rental equipment.”  The main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 72% of revenue in 2009 and 63% of revenue in 2008.

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

Cost of new equipment sold and other. Cost of new equipment sold and other in 2009 decreased 29% compared to 2008 which is consistent with the 31% decrease in sales of new equipment and other described under the caption “—Revenues — Sales of new equipment and other revenues.”  Excluding the effects of bulk sales of new equipment at auction in both 2009 and 2008, both of which resulted in nominal losses, our profit margins on new equipment sales decreased to 8% in 2009 compared to 11% in 2008.

Cost of new equipment sold and other in 2008 increased 53% over 2007.  Approximately $5.1 million of the increased cost of revenues relates to the sale of a group of new equipment units held for resale; these units were sold in March 2008.  Excluding this transaction, cost of new equipment sold and other in 2008 increased 23% over 2007 mostly due to the 25% increase in new equipment and merchandise sold described under the caption “—Revenues — Sales of new equipment and other revenues.”    Our profit margins on new equipment sales were 11% in both 2008 and 2007.

Selling, General and Administrative

SG&A in 2009 increased 2% over 2008.  The opening of 17 new rental branches in 2009 resulted in $2.5 million of SG&A costs mostly for sales personnel.  Excluding the effects of these costs, SG&A in 2009 decreased 3% compared to 2008 due mainly to lower labor costs resulting from decreased administrative headcount, lower sales commissions, and reduced senior management bonuses.  As a percentage of total revenues, SG&A was 21% for 2009 and 15% for 2008.

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

Depreciation and Amortization, Non-Rental Property and Equipment

Depreciation and amortization, non-rental property and equipment in 2009 increased 8% over 2008 due to an increased investment in non-rental equipment to an average original cost of $104 million in 2009 from $88 million in 2008.  This increased investment was incurred mainly for service and delivery vehicles required at the seventeen new branches that opened in 2009.

Depreciation and amortization, non-rental property and equipment in 2008 increased 23% over 2007 due to an increased investment in non-rental equipment to an average original cost of $88 million in 2008 from $69 million in 2007.

Interest Expense

Interest expense in 2009 decreased 16% compared to 2008 primarily due to a combination of higher average debt balances in 2009 of $609 million compared to $600 million in 2008 incurred to fund the modest growth in our fleet of rental and non-rental equipment, offset by a decrease in our aggregate weighted average interest rate to 5.7% in 2009 from 6.9% in 2008, primarily due to decreases in the LIBOR index rate applicable to amounts outstanding under our Credit Facility.   If the January 8, 2010 financing transaction had occurred as of January 1, 2009, on a pro forma basis, our interest expense and aggregate weighted average interest rate for 2009 would have been approximately $49 million and 8.2%, respectively.  See “—Liquidity and Capital Resources.”

Interest expense in 2008 increased 4% over 2007 primarily due to higher average debt balances in 2008 of $600 million compared to $473 million in 2007 incurred to fund the growth in our fleet of rental and non-rental equipment.  The effect of the increased debt was offset by a decrease in our aggregate weighted average interest rate to 6.9% in 2008 from 8.4% in 2007, primarily due to decreases in the LIBOR index rate applicable to amounts outstanding under our Credit Facility.  See “—Liquidity and Capital Resources.”

Critical Accounting Estimates and Policies

We prepare our financial statements in accordance with United States generally accepted accounting principles (“GAAP”).  Our significant accounting policies are described in Note 2 to our financial statements included elsewhere in this report.  Many times, the application of accounting principles requires management to make assumptions, estimates and judgments which are often subjective and may change based on changing circumstances or changes in our analysis.  Actual results could differ materially from our calculated estimates although we believe our estimates are reasonable and appropriate.  The following is a summary of what we believe are the critical accounting estimates and policies for our company that, if we were to change underlying assumptions, estimates or judgments, could produce materially different results.

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

Allowance for Collection Losses. An allowance for collection losses of trade receivables is maintained at levels we believe adequately provide for such estimated losses. In determining the allowance, we consider economic conditions generally, the financial condition of specific customers, the value of any underlying collateral, including the effect of mechanics’ liens on construction projects, prices and volumes in used equipment markets, historical write-off relationships to revenues and receivables, and other factors we believe are relevant. We review the adequacy of the allowance monthly.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), thus amending the requirements of Accounting Standards Codification (ASC) Topic 810 Consolidation that relate to consolidation of variable interest entities effective for the Company as of the beginning of 2010. The effect of Statement No. 167 may be to require retroactive consolidation of entities not previously consolidated. However, management has not yet completed its assessment of Statement No. 167 and has not determined if it will be applied retrospectively, if applicable, and whether it will have a material effect on the financial statements.

Liquidity and Capital Resources

Our business is capital intensive and highly dependent upon the level of construction activity in the economy.  We purchase new equipment both to expand the size and maintain the age of our rental fleet.  For 2009, 2008, and 2007, we had total expenditures on rental equipment of $27.7, $131.1 and $216.5 million, respectively.  In response to the economic recession, during the third quarter of 2008, we began aggressively scaling back our capital expenditures; we expect rental equipment expenditures in 2010 to be lower than 2009 amounts based on anticipated customer demand and market conditions.  Additionally, the level of capital expenditures we may incur is restricted by our Credit Facility.  However, if demand for rental equipment from our customers increases, expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment could be higher than we currently expect, subject to the restrictions in the Credit Facility and availability and costs of financing.

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

The United States has been and continues to be experiencing a widespread and severe recession accompanied by, among other things, reduced credit and capital financing availability and highly curtailed construction activities, all of which may continue to have adverse effects on economic conditions for an indeterminate period.  As discussed in Item 1A.—Risk Factors, the recession has reduced demand for equipment rentals and sales, which in turn has adversely affected, and may continue to have an adverse effect on, the value of our rental fleet, which could decrease our borrowing availability.  Additionally, current or potential customers may delay or decrease equipment rentals or purchases, may be unable to pay us for prior equipment rentals, may delay paying us for prior equipment rentals and services, or may be unable to obtain financing for planned equipment purchases.  Also, if the banking system or the financial markets continue to deteriorate or remain volatile, the funding for and number of capital projects may continue to decrease, which may further impact the demand for our rental equipment and services.   The effects and duration of such circumstances and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may be significant.

As also discussed in Item 1A. — Risk Factors, as of December 31, 2009, we had $316 million outstanding and $34 million of unused availability, but only $22 million of actual net borrowing availability under the Credit Facility because of reserves required by the lenders under this facility.  Following the closing of the amendment to our Credit Facility on January 8, 2010, we had $266 million outstanding and $84 million of unused availability, but only $44 million of net borrowing availability under the Credit Facility because of reserves required by the lenders under this facility.  Many banks and other financial institutions have been adversely affected by conditions in the banking and financial markets during the past year.  If any of the lenders that are parties to our Credit Facility experience difficulties that render them unable to fund future draws on the facility, we may not be able to access all or a portion of these funds.  The inability to make future draws on our Credit Facility could have a material adverse effect on our business, results of operations or ability to maintain the overall quality of our rental fleet.

We believe that, subject to the effects of unknown future events such as further economic developments and the outcome of related uncertainties, our existing sources of liquidity will likely be sufficient to meet the cash requirements of our operations for at least the next year.  However, our liquidity could also be adversely  affected by decreases in equipment values, which is a primary factor in the calculation of our borrowing base.  To the extent equipment values negatively affect our borrowing base and the sources of liquidity described above are not sufficient to fund our operations, we may require additional debt or equity financing, access to which will be affected by prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. In addition, our ability to access additional or alternative sources of capital is restricted by the indenture governing our Second Priority Notes and the terms of the agreements governing our Credit Facility.

Indebtedness

As of December 31, 2009, the weighted average interest rate on our total debt of $608.0 million, described in more detail below, was approximately 5.8%.

Credit Facility.  The Credit Facility is secured by a first priority interest in substantially all of our existing and future acquired assets that provides for an aggregate commitment of $350 million subject to a borrowing base test of eligible accounts receivable, rental equipment, transportation equipment, and inventories (“Qualified Collateral”).    The Credit Facility is used to finance ongoing working capital needs, capital expenditures, and for general corporate purposes.  Cash flow from operations and net proceeds from the sale of our used rental equipment are applied to reduce borrowings under the facility, and our expenditures for rental equipment and other property and equipment increase borrowings under the facility.  As of December 31, 2009, we had $316 million outstanding and $34 million of unused availability, but only $22 million of borrowing availability under the Credit Facility because of reserves required by the lenders under this facility.  Following the amendment to our Credit Facility which closed on January 8, 2010, we had $266 million outstanding and $84 million of unused availability, but only $44 million of borrowing availability under the Credit Facility because of reserves required by the lenders under this facility.

The Credit Facility was amended and restated January 8, 2010.  Prior to this amendment, and as of December 31, 2009, the Credit Facility contained the following key financial provisions and covenants:

•      The borrowing base was limited to the lesser of $350 million, or the Qualified Collateral reduced by a $30 million availability block.

•      Borrowings accrued interest at either (a) prime rate plus zero to 50 basis points for prime rate loans, or at the Company’s option (b) London Interbank Offered Rate (“LIBOR”) plus 175 to 225 basis points for LIBOR based loans; the rates charged fluctuated within these ranges depending on the Company’s leverage ratio.

•      At any time that borrowing availability fell below $15 million, the Credit Facility required us to report and comply with financial covenants until such time as borrowing availability returned above $15 million for 20 consecutive business days, at which time the requirement to report and comply with financial covenants ceased.

•      The financial covenants required to be maintained, when the reporting requirements described above were triggered, included a minimum fixed charge coverage ratio of not less than 1.00 to 1.00, a maximum total funded debt to EBITDA ratio of between 4.50 to 1.00, and a minimum time utilization ratio of 45%.

•      The Credit Facility contains other usual and customary covenants and default provisions.

With the amendment to the Credit Facility on January 8, 2010, the principal changes to the Credit Facility are as follows:

•      A $95 million term loan facility (“Term loans”) was added to the existing Credit Facility.  The term loan notes bear interest at 16% per annum, payable monthly, and were issued under the Credit Facility to a holder of the Company’s 9 1/4% Second Priority Senior Secured Notes (“Second Priority Notes”) and certain of its affiliates in exchange for $55.0 million in cash, and the remaining $40.0 million exchanged for $53.3 million aggregate principal amount of the Company’s Second Priority Notes.  The term loan notes mature December 15, 2012.  The net proceeds of approximately $49.8 million were applied to reduce revolving loans owing under the Credit Facility.

•      The borrowing base is now limited to the lesser of $350 million or the Qualified Collateral, after reducing each by a $40 million availability block.  As of January 8, 2010, the Company’s borrowing base under the Credit Facility was $310 million.

•      Revolving loans accrue interest at either (a) prime rate plus 250 to 300 basis points for prime rate loans, or at the Company’s option (b)  LIBOR plus 350 to 400 basis points for LIBOR based loans; the rates charged fluctuate within these ranges depending on the Company’s fixed charge coverage ratio, as defined in the Credit Facility.

•      There is no “trigger” event for reporting and complying with financial covenants.  There are essentially two financial covenants:  (1) a net capital expenditures restriction that is fixed at $4.5 million for the first two quarters of 2010, and subsequently determined quarterly based on a performance grid that takes into consideration time utilization and dollar utilization, and (2) a minimum time utilization ratio of 45%.

As of December 31, 2009 and January 8, 2010, the Credit Facility had a weighted average interest rate of 2.7% and 4.3% per annum, respectively. The Credit Facility matures on August 21, 2011.

Second Priority Notes. At December 31, 2009, we had outstanding $290 million principal amount of Second Priority Notes. These notes are due August 15, 2013 and are secured on a second priority basis, behind the Credit Facility, by substantially all of our existing and future acquired assets.  On December 23, 2009, a First Supplemental Indenture governing the Second Priority Notes became effective, amending provisions of the Indenture including an increase in the minimum Priority Lien Cap (as defined in the Indenture) from $175 million to $396 million.  The amendments were approved through a consent solicitation to the holders of the Second Priority Notes.  Also, in connection with the new term loan facility added to the Credit Facility (described above), a holder of the Second Priority Notes exchanged $53.3 million face value of the Notes for $40 million of the new term loan facility.  After taking into account this transaction, which took place on January 8, 2010, we had outstanding $236.7 million principal amount of the Second Priority Notes.

Loan Covenants and Compliance. As of December 31, 2009 and as of January 8, 2010, we were in compliance with the covenants and other provisions of our Credit Facility and the Second Priority Notes.

Credit Rating.  Our credit ratings relating to the Second Priority Notes as of March 8, 2010 were as follows:

Moody’s:              Caa3

Standard & Poor’s:  CCC+

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by these rating agencies. Our current credit ratings are lower than they have been in the past, and we expect our access to the public debt markets to be limited as long as our ratings remain at their current levels.

Sources and uses of cash.  Net cash provided by operating activities for 2009 was $30.6 million less than 2008 due mainly to the following:  (a) a net loss in 2009 of $70.9 million compared to net income in 2008 of $6.7 million resulting in approximately $75.6 million (adjusted for changes in depreciation) less cash flow in 2009, (b) $54.6 million less cash used in 2009 to reduce accounts payable balances, (c) $15.0 million more cash flow in 2008 by deferring payments on new equipment inventory, and (d) $4.9 million more cash flow in 2009 related to accounts receivable collections outpacing billings.  Net cash used in investing activities for 2009 decreased by $100.9 million compared to

2008 due to significantly lower capital expenditures.  Financing activities provided cash flow in 2008 of $62.6 million primarily to fund capital expenditures; however, in 2009, about $5.9 million of cash flow was used to pay down revolving debt and pay permitted cash distributions to the Company’s shareholders.

Contractual Obligations

At December 31, 2009, we had total payments due under our various contractual obligations as follows (amounts in thousands).

Type of Obligation	Total	Less than one year	1-3 years	3-5 years	Longer

Credit Facility (1)	$331,248	$8,666	$322,582	$—	$—
Second Priority Notes (1)	397,300	26,825	53,650	316,825	—
Other note payable (1)	1,863	210	428	1,225	—
Operating lease obligations: (1)
Real estate	54,838	11,244	22,448	20,670	476
Other	4,390	574	1,184	1,235	1,397
TOTAL	$789,639	$47,519	$400,292	$339,955	$1,873

(1)   Payments due with respect to a period represent (i) in the case of our Credit Facility, other note payable and the Second Priority Notes, the scheduled principal and interest payments due in the period and (ii) in the case of operating leases, the minimum lease payments due in the period under non-cancellable operating leases. Interest amounts on our Credit Facility are based on $316.3  million principal outstanding as of December 31, 2009 and the then applicable rate of interest of 2.7% per year. To the extent amounts are outstanding under our Credit Facility, we will be obligated to make required payments of principal and interest when due. Interest amounts on other note payable are based on annual interest of 2.9% on $1.7 million outstanding as of December 31, 2009.  We pay 9.25% interest semi-annually on the Second Priority Notes.

Taking into account the January 8, 2010 amendment to the Credit Facility, we had total payments due under our various contractual obligations as follows (amounts in thousands).

Type of Obligation	Total	Less than one year	1-3 years	3-5 years	Longer

Credit Facility revolving loans(1)	$287,289	$11,353	$275,936	$—	$—
Second Priority Notes (1)	326,083	23,742	43,783	258,558	—
Term loans (1)	140,558	14,102	126,456	—	—
Other note payable (1)	1,863	210	428	1,225	—
Operating lease obligations: (1)
Real estate	54,838	11,244	22,448	20,670	476
Other	4,390	574	1,184	1,235	1,397
TOTAL	$815,021	$61,225	$470,235	$281,688	$1,873

(1)   Payments due with respect to a period represent (i) in the case of Credit Facility revolving loans, Term loans, other note payable and the Second Priority Notes, the scheduled principal and interest payments due in the period and (ii) in the case of operating leases, the minimum lease payments due in the period under non-cancellable operating leases. Interest amounts on Credit Facility revolving loans are based on $266.5 million outstanding as of December 31, 2009 and the then applicable rate of interest of 4.3% per year. To the extent amounts are outstanding under our Credit Facility, we will be obligated to make required payments of principal and interest when due. Interest amounts on other note payable are based on annual interest of 2.9% on $1.7 million outstanding as of December 31, 2009.  We pay 9.25% interest semi-annually on the Second Priority Notes and we pay 16% interest monthly on the Term loans.

Inflation

Inflation has not had, and we believe it is not likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Transactions

We are a party to separate operating lease agreements, each for a corporate aircraft.  Additionally, we lease real estate under operating leases as a regular business activity.  See Note 7 to our audited financial statements included elsewhere in this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term fixed interest rate debt at December 31, 2009 was $167 million; its carrying value was $290 million.  On January 8, 2010, the date on which we issued $95 million of new debt under our Credit Facility, the estimated fair value of our long term fixed interest debt was $232 million; its carrying value was $332 million.  The estimated fair value of our Second Priority Notes was determined by reference to quoted market prices.  The estimated fair value of the Term loans was determined to be its carrying amount.

The interest on borrowings under our Credit Facility is at variable rates based on a financial performance test. Borrowings under the Credit Facility accrue interest, as of January 8, 2010, at either (a) prime rate plus 250 to 300 basis points for prime rate loans, or at our option (b) LIBOR plus 350 to 400 basis points for LIBOR based loans; the rates charged will fluctuate within these ranges depending on our fixed charge coverage ratio. In addition, our Credit Facility has an annual unused line fee of 25 basis points for each lender’s unused commitments under the revolving credit line. An increase in interest of 100 basis points would increase our annual interest expense by $2.7 million based on $266 million  which was the amount of outstanding debt under the revolving portion of our Credit Facility as of January 8, 2010.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are submitted as a separate section of this report. See Item 15 (a)(2) for a listing of financial statements provided in the section titled “Financial Statements.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the filings we make under the Securities Exchange Act of 1934.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we determined that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table is a list of our current directors and executive officers.

Name	Age	Position
Don F. Ahern	56	President, Chief Executive Officer, and Chairman of the Board of Directors
Howard L. Brown	67	Chief Financial Officer, Secretary, and Director
Evan B. Ahern	35	Executive Vice President and Director
Mark J. Wattles	50	Director
P. Enoch Stiff	63	Director
D. Kirk Hartle	44	Senior Vice President of Finance and Treasurer
Timothy N. Lotspeich	56	Senior Vice President of Risk Management and Transportation

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

D. Kirk Hartle has been our Senior Vice President of Finance and Treasurer since March 2009; previously, Mr. Hartle served as Vice President of Finance since September 2007 and prior to that he served as our Director of Finance from the time he was hired in February 2004. His responsibilities include oversight of all accounting and financial reporting for the Company. During his career, Mr. Hartle has held senior management positions with KPMG LLP and Deloitte LLP. Prior to joining Ahern Rentals, Mr. Hartle was chief financial officer for five years with a publicly held golf retail and sports entertainment company.  Mr. Hartle also is a past-president of the University of Nevada, Las Vegas Alumni Association and served on its Board of Directors for 13 years.

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

ITEM 11.  EXECUTIVE COMPENSATION

Throughout this report, the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2009, as well our three other most highly compensated executive officers during 2009, are referred to as the “named executive officers.” These individuals are listed in the Summary Compensation Table on page 33. The following compensation discussion and analysis, executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the named executive officers for services provided to us in 2009 and their compensatory arrangements.

Compensation Discussion and Analysis

Overview, Philosophy and Objectives of Executive Compensation

The board of directors has authority to establish the salaries and bonuses for the named executive officers. We do not have a separately designated compensation committee. The board of directors also has the authority to review and approve employment agreements, severance arrangements and retirement plans for the named executive officers and otherwise to review and approve our compensation plans. The board of directors evaluates the performance of the Chief Executive Officer and, with input from the Chief Executive Officer, evaluates the performance of the other named executive officers.

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

Base Salary

The primary component of compensation of our executives is base salary. The base salary levels of our executives in 2009 were established based upon:  (i) the individual’s background and circumstances, including experience and skills, (ii) our knowledge of competitive factors in our industry, (iii) the job responsibilities of the individual, (iv) our expectations as to the performance and contribution of the individual and our judgment as to the individual’s potential future value to us, (v) prior year salary levels, (vi) prior year performance, (vii) length of service and (viii) with respect to those executives other than the Chief Executive Officer, the recommendations of the Chief Executive Officer. In establishing the current base salary levels, we did not engage in any formal benchmarking activities or engage any outside compensation advisors.

The base salary of named executive officers is intended to provide a competitive base level of pay for the services provided. We believe the fixed base annual salary levels of the named executive officers help us to retain qualified executives and provide a measure of income stability for the named executive officers that reduces pressure to take possibly excessive risks to achieve performance measures under incentive compensation arrangements. The base salaries of some named executive officers may be increased in 2010.

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

All Other Compensation

Other compensation to the named executive officers in 2009 included eligibility to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans, which are available to employees generally. These payments and other benefits, the amounts of which are not material to us, provide additional compensation and benefits to the named executive officers.

Summary Compensation Table

		Annual Compensation		All Other	Total
Name and Principal Position	Year	Salary	Bonus	Compensation (1)	Compensation
Don F. Ahern	2009	$624,000	$364,455	$—	$988,455
President and Chief Executive Officer	2008	624,000	400,373	—	1,024,373
	2007	636,000	451,948	—	1,087,948

Howard L. Brown	2009	180,000	100,000	—	280,000
Chief Financial Officer	2008	180,000	65,000	4,380	249,380
and Secretary	2007	183,462	100,000	4,380	287,842

Evan B. Ahern	2009	298,077	125,000	—	423,077
Executive Vice President	2008	200,000	225,000	4,380	429,380
	2007	203,846	250,000	4,380	458,226

D. Kirk Hartle	2009	170,000	42,500	—	212,500
Senior Vice President of Finance	2008	169,885	55,000	4,380	229,265
and Treasurer	2007	160,610	10,000	4,380	174,990

Timothy N. Lotspeich	2009	100,000	10,000	—	110,000
Senior Vice President of Risk	2008	100,000	185,000	—	285,000
Management and Transportation	2007	101,923	75,000	—	176,923

(1)     This item consists of matching contributions by the company to its 401(k) Plan on behalf of each of the named executive officers to match pre-tax elective deferral contributions (included under Salary) made by each to such plan. Participation in the 401(k) Plan is open to any employee age 21 or older who has been employed by us for at least 12 months and who completed at least 1,000 hours of service in the previous year. Subject to limitations contained in the Internal Revenue Code, participants may contribute 1% to 15% of annual compensation and the company may contribute 50% of the participant’s contribution not to exceed 2% of the participant’s annual compensation.

The following table summarizes all compensation paid or accrued for directors’ services in 2009 and excludes compensation for service as an officer or other employees or reimbursement of expenses. Our directors who are employees do not receive separate compensation for service on our board of directors.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Comp	Total
Don F. Ahern	$0	$0	$0	$0
Howard L. Brown	0	0	0	0
Evan B. Ahern	0	0	0	0
Mark J. Wattles	0	0	0	0
P. Enoch Stiff	11,420	0	0	11,420

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
Evan B. Ahern
Mark J. Wattles
P. Enoch Stiff

Compensation Committee Interlocks and Insider Participation

During 2009, the board of directors was comprised of Don F. Ahern, Howard L. Brown, Evan B. Ahern, Mark J. Wattles and P. Enoch Stiff. Don Ahern is our President and Chief Executive Officer, Mr. Brown serves as our Chief Financial Officer, and Evan Ahern is an Executive Vice President. Don Ahern is primarily responsible for decisions regarding executive compensation. Neither of Mr. Wattles or Mr. Stiff is a current or former officer or employee. There are no interlocking board memberships between our officers and any member of our board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock at December 31, 2009, by:  (1) each person or entity who owns of record or beneficially 5% or more of any class of our voting securities; (2) each of our named executive officers and directors; and (3) all of our directors and executive officers as a group. Except as noted below, the address for each of the directors and named executive officers is at our principal executive offices c/o Ahern Rentals, Inc., 4241 South Arville Street, Las Vegas, Nevada 89103.

Shares Beneficially Owned (1)
Common Stock
Name	Number of Shares	Percentage of Class
Principal Shareholders, Executive Officers and Directors
Don F. Ahern (2)	970	97%
Howard L. Brown	—	—
Evan B. Ahern	—	—
D. Kirk Hartle	—	—
Timothy N. Lotspeich	—	—
Enoch Stiff	—	—
Mark Wattles	—	—
Executive Officers and Directors as group (11 Persons)	970	97%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

DFA Family Limited Partnership

We lease the property that houses our principal executive offices from DFA Family Limited Partnership, of which Don F. Ahern, our President and Chief Executive Officer and a member of our board of directors, is the general partner and which is 1% owned by Don F. Ahern as trustee of the DFA Separate Property Trust and 49.5% owned by each of Don F. Ahern’s two children, including Evan B. Ahern, our Executive Vice President and a member of our board of directors. Our lease payments to DFA Family Limited Partnership totaled $420,098 in 2009. The written lease agreement for this property provides for monthly lease payments of $35,879. Under the lease, the monthly payment increases annually by the greater of (a) 3% of the monthly payment for the prior year or (b) the percentage increase in the Consumer Price Index. The term of the lease continues until October 27, 2014.

DFA, LLC

We lease 43 of our rental branches, as well as our parts warehouse, our dispatch facility, our credit department facility and our payroll facility, from DFA, LLC, of which Don F. Ahern is the managing member and which is 1% owned by Don F. Ahern individually and 99% owned by Don F. Ahern as trustee of the DFA Separate Property Trust. Our aggregate lease payments to DFA, LLC totaled $9,056,659 in 2009. The aggregate monthly lease payments for the properties we lease from DFA, LLC was approximately $730,402 at December 31, 2009. We are party to a written lease agreement for each rental branch we lease from DFA, LLC. Under each lease, the monthly payment increases annually by the greater of (a) 3% of the monthly payment for the prior year or (b) the percentage increase in the Consumer Price Index. The term of each lease continues until October 27, 2014.

Don and Paul, LLC

We lease property housing our Bonanza Road, Las Vegas, Nevada rental facilities from Don and Paul, LLC (“DPLLC”), of which Don F. Ahern is the managing member and which is 85.5% owned by Don F. Ahern as trustee of the DFA Separate Property Trust and 14.5% owned by John Paul Ahern, Jr., Don F. Ahern’s brother. Our lease payments to DPLLC totaled $590,612 in 2009.  The written lease agreement for this property provides for monthly lease payments of $52,717. Under the lease, the monthly payment increases annually by the greater of (a) 3% of the monthly payment for the prior year or (b) the percentage increase in the Consumer Price Index. The term of the lease continues until October 27, 2014.

Xtreme Manufacturing, LLC

We purchase forklifts and other equipment from Xtreme Manufacturing, LLC (“Xtreme”), of which Don F. Ahern is the managing member and which is 96.6% owned by Don F. Ahern as trustee of the DFA Separate Property Trust. We purchased approximately $8.6 million of equipment from Xtreme in 2009.

In addition, Xtreme’s employees participate in the health plans and the 401(k) retirement plan that we make available to our employees. Xtreme directly pays the costs associated with its employees’ participation in the 401(k) retirement plan and reimburses us for our costs associated with its employees’ participation in the medical and dental plans.

A&K 67, LLC

We have a verbal agreement for the part-time use of a boat owned by A&K 67, LLC, which is 25% owned by Don F. Ahern as trustee of the DFA Separate Property Trust. Our payments to A&K 67, LLC pursuant to this agreement totaled approximately $43,100 in 2009. The verbal agreement provides for monthly payments of approximately $3,590. The agreement is terminable on reasonable notice.

XFS, Inc.

XFS, Inc. (“XFS”), of which Don F. Ahern is President and which is wholly owned by Don F. Ahern as trustee of the DFA Separate Property Trust, engages in lease financing transactions in which XFS purchases equipment from us for the purpose of leasing the equipment to third-party lessees. XFS did not purchase any equipment from us in 2009.

Hutt Aviation

We entered into an Aircraft Management and Operating Agreement (the “Aircraft Agreement”) with Hutt Aviation, Inc. (“Hutt”) in September 2006.  Don F. Ahern owns 50% of the outstanding capital stock of Hutt. Under the Aircraft Agreement, Hutt was to operate our Cessna CE-525 aircraft (the “Aircraft”) both for our use and for charter flights for others; Hutt did not operate the aircraft for charter flights during the term of the Aircraft Agreement which was terminated in August 2009. We paid or reimbursed Hutt $712 in 2009, $3,686 in 2008 and $100,461 in 2007 for fees and expenses it incurred in operating the aircraft, including without limitation flight crew salaries and benefits and crew training.

Diamond A Equipment, LLC

We sell and lease equipment to Diamond A Equipment, LLC (“Diamond A”), of which Don F. Ahern is the managing member and which is 1% owned by Don F. Ahern individually and 99% owned by Don F. Ahern as trustee of the DFA Separate Property Trust.  Diamond A operates as an equipment dealership.  In 2009 and 2008, respectively, we sold $223,195 and $756,633 in new serialized equipment, parts and merchandise to Diamond A.

American Sportworks

We purchase certain utility vehicles from American Sportworks, an entity in which one of our directors, P. Enoch Stiff, is President and Chief Executive Officer.  In 2009, we purchased approximately $359,875 in utility vehicles and related parts from American Sportworks.

Director Independence

The board of directors has determined that Mark J. Wattles and P. Enoch Stiff are independent under the standards set forth in NASDAQ Marketplace Rule 5605(a)(2).

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

ITEM 14.  PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The following table presents the aggregate fees for professional audit services rendered by our independent registered public accounting firm, Piercy Bowler Taylor & Kern, Certified Public Accountants, for the audits of our annual financial statements for the year ended December 31, 2009 and 2008 and fees billed for other services rendered by Piercy Bowler Taylor & Kern.

	2009	2008
Audit Fees (1)	$127,000	$116,448
Audit-Related Fees (2)	2,318	—
Tax Fees (3)	27,752	18,644
Total	$157,070	$135,092

(1)   Audit fees are exclusively related to our annual financial statement audit and quarterly review services.

(2)   Audit related fees are related to services related to SEC matters.

(3)   Fees for tax services consisted of:

•      Tax compliance and planning services;

•      Federal, state and local income tax return assistance;

•      Sales and use, property and other tax return assistance; and

•      Assistance with tax audits and appeals.

We do not, nor are we required to, have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee and, therefore evaluates and approves in advance the scope and cost of any proposed services to be provided by our auditors before the auditors render audit or non-audit services.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       Documents filed as part of this report

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

Report of Independent Registered Public Accounting Firm

Board of Directors
Ahern Rentals, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Ahern Rentals, Inc. as of December 31, 2009 and 2008, and the related statements of income, retained earnings and cash flows for each of the three years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ahern Rentals, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for each of the three years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN

Certified Public Accountants

Las Vegas, Nevada

March 30, 2010

AHERN RENTALS, INC.
BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In thousands, except share amounts)

	2009	2008
ASSETS

Cash	$1,085	$1,758
Accounts receivable, net of allowance of $2,001 and $1,705	48,651	52,620
Inventories	29,154	35,096
Rental equipment, net	473,065	546,057
Other property and equipment, net	64,113	59,943
Deferred financing costs, net	6,026	7,844
Other	5,979	4,682
	$628,073	$708,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Revolving credit facility	$316,338	$319,354
Accounts payable	14,874	16,988
Accrued expenses	22,209	23,098
Second priority senior secured notes	291,858	292,371
Other note payable	1,687	1,844
	646,966	653,655

Stockholders’ Equity (Deficit)

Common stock, no par or stated value, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915	5,915
Retained earnings (deficit)	(24,808)	48,430
	(18,893)	54,345

	$628,073	$708,000

See notes to financial statements

AHERN RENTALS, INC.
STATEMENTS OF INCOME AND RETAINED EARNINGS (DEFICIT)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands)

	2009	2008	2007
REVENUES
Equipment rentals and related	$250,056	$329,461	$293,408
Sales of rental equipment	11,811	19,664	24,918
Sales of new equipment and other	22,454	32,462	22,131

	284,321	381,587	340,457
COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent of $6,661, $5,571 and $3,917	130,861	135,221	114,177
Depreciation, rental equipment	91,844	90,611	73,482
Cost of rental equipment sold	8,512	12,428	17,274
Cost of new equipment sold and other	18,475	25,971	17,005
	249,692	264,231	221,938

GROSS PROFIT	34,629	117,356	118,519

OPERATING EXPENSES
Selling, general, and administrative, including related party rent of $3,406, $2,263 and $2,067	58,690	57,754	47,408
Depreciation and amortization, non-rental property and equipment	9,930	9,174	7,435
	68,620	66,928	54,843

OPERATING INCOME (LOSS)	(33,991)	50,428	63,676

OTHER INCOME (EXPENSE)
Interest expense	(36,833)	(43,626)	(41,844)
Other, net	(63)	(118)	84

NET INCOME (LOSS)	$(70,887)	$6,684	$21,916

RETAINED EARNINGS, BEGINNING OF PERIOD	$48,430	$51,660	$40,707
Net income (loss)	(70,887)	6,684	21,916
Distributions	(2,351)	(9,914)	(10,963)
RETAINED EARNINGS (DEFICIT), END OF PERIOD	$(24,808)	$48,430	$51,660

See notes to financial statements

AHERN RENTALS, INC.
STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands)

	2009	2008	2007
OPERATING ACTIVITIES:

Net income (loss)	$(70,887)	$6,684	$21,916
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gross profit on disposition of property and equipment	(3,102)	(7,012)	(7,629)
Depreciation and amortization of property and equipment	101,774	99,785	80,917
Amortization of debt issuance costs	2,161	2,143	1,978
Amortization of premium on senior secured notes	(513)	(513)	(491)
Bad debts	992	758	81
Changes in operating assets and liabilities:
Accounts receivable	2,977	(1,942)	(7,637)
Inventories	5,942	20,963	(33,181)
Other	(1,157)	277	(827)
Accounts payable	(2,114)	(56,743)	31,499
Accrued expenses	(889)	1,349	4,405
Net cash provided by operating activities	35,184	65,749	91,031

INVESTING ACTIVITIES:
Purchases of rental equipment	(27,709)	(131,113)	(216,509)
Purchases of other property and equipment	(14,140)	(19,808)	(22,512)
Proceeds from sales of rental equipment and other property	11,859	20,073	25,542
Net cash used in investing activities	(29,990)	(130,848)	(213,479)

FINANCING ACTIVITIES:
Proceeds from borrowings	305,793	484,175	585,567
Repayment of borrowings	(308,966)	(411,389)	(447,109)
Debt issuance costs paid	(343)	(275)	(2,472)
Distributions	(2,351)	(9,914)	(10,963)
Net cash provided by (used in) financing activities	(5,867)	62,597	125,023
NET INCREASE (DECREASE) IN CASH	(673)	(2,502)	2,575
CASH, BEGINNING OF PERIOD	1,758	4,260	1,685
CASH, END OF PERIOD	$1,085	$1,758	$4,260

See notes to financial statements

AHERN RENTALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(all dollar amounts in thousands)

1.             Nature of business and basis of presentation

The Company operates a comprehensive equipment rental and sales business servicing a customer base that includes construction and industrial companies, municipalities, manufacturers, utilities, homeowners and others in 21 states primarily in the southwestern portion of the United States with more recent operations begun in the eastern and southeastern portions of the United States.  Each of the Company’s 71 equipment rental and sales branches is considered a separate profit center.  However, all profit centers are aggregated into one reportable segment because they have similar economic characteristics, they offer similar products and services using the same business processes and organizational structure, they have similar customers and in many cases share the same customers, they incur the same types of operating costs, and the metrics used to evaluate branch performance are similar in nature.

The nature of the Company’s business is such that short-term obligations are typically met by cash flow generated from long-term assets.  Therefore, the accompanying balance sheets are presented on an unclassified basis consistent with equipment rental industry practice.  Additionally, the Company measures all of its assets and liabilities using the historical cost basis of accounting.

The Company has not elected to adopt the option available under ASC Topic 825 The Fair Value Option for Financial Assets and Financial Liabilities, to measure any of its eligible financial instruments or other items.

Management has evaluated the circumstances attendant to its relationships with its affiliated lessors and other related parties described in Notes 6 and 7 and concluded that none of these entities qualify as either a “variable interest entity” (VIE), or an “implicit VIE” as defined in guidance issued by the Financial Accounting Standards Board (“FASB”) and, accordingly, are not consolidated.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), thus amending the requirements of Accounting Standards Codification (ASC) Topic 810 Consolidation that relate to consolidation of variable interest entities effective for the Company as of the beginning of 2010. The effect of Statement No. 167 may be to require retroactive consolidation of entities not previously consolidated. However, management has not yet completed its assessment of Statement No. 167 and has not determined if it will be applied retrospectively, if applicable, and whether it will have a material effect on the financial statements.

2.             Summary of significant accounting policies:

Use of estimates.  Timely preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Significant estimates and assumptions impact the calculation of the allowance for doubtful accounts, depreciation and amortization, reserves for claims, loss contingencies, and the carrying amounts of property and equipment and inventories.  Management believes that its estimates and assumptions are reasonable in the circumstances; however actual results may differ materially from these estimates.

Concentrations of credit risk and Allowance for doubtful accounts.  Realization of the Company’s receivables (which are generally uncollateralized), could be affected by adverse changes in economic conditions in Las Vegas, Nevada, and elsewhere in the Company’s principal market areas, particularly in the construction industry.  Approximately 25%, 29%, and 32% of the Company’s total revenues were generated in Las Vegas during 2009, 2008, and 2007, respectively.  An additional 28%, 30%, and 33% were generated in California.  However, concentration of credit risk with respect to accounts receivable is limited because our customer base is large and geographically diverse.  Our largest customer accounted for less than three percent of total revenues for each of the years ended December 31, 2009, 2008, and 2007.  Our customer with the largest accounts receivable balance represented approximately two percent of total accounts receivable at December 31, 2009 and 2008.

The Company manages its concentrations of credit risk by evaluating the credit worthiness of customers before credit is extended and monitoring it thereafter. When material amounts of credit are extended to a single customer in connection with a project, the Company usually has the right to, and does, lien the project as additional security for repayment if the customer fails to pay. Since customer credit is generally extended on a short-term basis, receivables do not bear interest, although a finance charge may be applied to accounts that are more than 90 days past due. Accounts receivable are carried, net of an appropriate allowance, at their estimated collectible value. Accounts receivable are periodically evaluated for collectability, and the allowance for doubtful accounts is adjusted monthly based primarily on customers’ past credit history and current financial condition, general and local economic conditions, and the relative strength of the Company’s relationship with the customer and its legal position and the cost of related proceedings. Accounts with invoices over 90 days past due are considered delinquent; however, customary collection efforts are initiated once an invoice is over 60 days past due.  Accounts are written off at the time that all collection efforts have been exhausted and the likelihood of collecting the outstanding balance is remote. The maximum losses that the Company would incur if a customer failed to both pay amounts owed and return the rental equipment would be limited to the recorded amount due net of any allowances provided, plus the net carrying value of the related unrecovered equipment less insurance recovery, if any.

Inventories.  Inventories (Note 3) are valued at the lower of market or cost determined by the average cost method, except for new serialized equipment units held for sale, the cost of which is determined using the specific identification method.

Property and equipment and depreciation and amortization.  Property and equipment, including revenue-producing rental equipment (Note 4), is stated at cost.  Depreciation and amortization is provided by the straight-line method to an estimated salvage value over the estimated useful lives of the assets, typically 3-10 years; leasehold improvements (which are not material) are amortized over the life of the lease or life of the asset, whichever is shorter.  Costs the Company incurs that extend the useful life of its rental equipment, which were $2,589, $3,050, and $4,810, for the years ended December 31, 2009, 2008, and 2007, respectively, are capitalized and amortized over the remaining useful life of the related asset and are included in purchases of rental equipment in the accompanying statements of cash flows.  Ordinary repair and maintenance costs for rental equipment are expensed to operations as incurred and were $17,005, $16,870, and $19,766 for the years ended December 31, 2009, 2008, and 2007, respectively.

Rental equipment and other property and equipment are recorded at the lower of net depreciated or amortized cost or fair value if impaired.  When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the assets are evaluated  for impairment by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets.  We recognized no impairment of such assets in the years ended December 31, 2009, 2008, and 2007.

Deferred financing costs.  Costs relating to borrowings are deferred and amortized to interest expense using the straight line method over the terms of the related borrowings, whenever such method does  not differ materially from the effective interest method,.  As of December 31, 2009 and 2008, debt issuance costs shown in the accompanying balance sheet are net of accumulated amortization of $9,707 and $7,546, respectively.

Accounts payable.  Checks payable to vendors are issued from the Company’s “zero-balance” controlled disbursements bank account and, therefore, remain classified as accounts payable until cleared by the Company’s bank, at which time they reduce the Company’s recorded cash balance.  Checks issued that had not cleared the Company’s bank account at December 31, 2009 and 2008 were approximately $1,452 and $5,619, respectively.

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

Revenue related to rental equipment is recognized as earned over the contract term using the straight-line method.  The Company records unbilled rental revenue and deferred revenue as necessary, based on the status of open and closed rental contracts as of the end of the reporting period.  Revenue related to sales of used rental equipment and inventories is recognized at the time of delivery to the customer. The Company may provide 30, 60, or 90 day warranties or maintenance services with the products sold. However, revenue from warranties and service contracts sold separately is not material.

Sales tax amounts collected from customers have been recorded on a net basis; that is, such amounts are not recorded as revenue but rather as a liability payable to the appropriate governmental agency and included in accrued expenses (see Note 9).

Cost of revenues and gross profit.  Consistent with industry practice, certain expenses associated with the Company’s equipment rental operations, including costs of repairs and maintenance of equipment, occupancy, supplies and personnel (excluding compensation of sales personnel, which costs are included in selling, general and administrative expenses) have been accounted for as cost of revenues and therefore, deducted in arriving at gross profit in the statements of income.  In summary, cost of revenues consists of the following:

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

Advertising.  Advertising costs are charged as incurred to selling, general, and administrative expenses and amounted to $669, $601, and $460 for 2009, 2008, and 2007, respectively.

Legal defense costs.  Legal and related defense costs in connection with pending or threatened litigation or other disputes, if any, are not included in accruable estimated losses but rather are recorded as period costs as incurred.

Income taxes. The Company has elected “S corporation” status for federal income tax purposes. Therefore, no provision or liability for federal or state income tax has been included in the accompanying financial statements. Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2006 through 2008) and concluded that the Company has no recordable liability as a result of uncertain tax positions taken. The Company’s policy is to record estimated penalties and interest, if any, related to income tax matters, including uncertain tax positions, if any, as general and administrative expense. No events have occurred that would jeopardize the Company’s “S Corporation” status.

3.             Inventories:

Inventories, excluding used equipment held for rental (Note 4), consist of the following as of December 31:

	2009	2008
Serialized resale equipment	$10,896	$17,258
Parts	15,463	15,362
Accessories	2,795	2,476
	$29,154	$35,096

4.                                      Property and equipment:

Property and equipment consists of the following as of December 31:

	2009	2008
Revenue-producing rental equipment	$820,854	$826,794
Less accumulated depreciation	(347,789)	(280,737)
Rental equipment, net	$473,065	$546,057

Leasehold improvements, furniture and fixtures, and shop equipment	$54,596	$47,353
Non-rental transportation equipment	53,379	47,054
Construction in progress	2,212	2,464
	110,187	96,871
Less accumulated depreciation and amortization	(46,074)	(36,928)
Property and other equipment, net	$64,113	$59,943

5.                                      Debt:

Revolving Credit Facility.  The Company has a senior secured Credit Facility with a group of institutional lenders providing for an aggregate commitment of up to $350,000 subject to a borrowing base test of eligible accounts receivable, rental equipment, transportation equipment and inventories (“Qualified Collateral”).  The Credit Facility is secured by a first priority security interest in substantially all of the Company’s existing and future acquired assets.

As of December 31, 2009, the Credit Facility contained the following key financial provisions and covenants (see Note 11 for description of subsequent changes to these provisions and covenants):

•                  The borrowing base was limited to the lesser of $350,000, or the Qualified Collateral reduced by a $30,000 availability block.

•                  Borrowings accrued interest at either (a) prime rate plus zero to 50 basis points for prime rate loans, or at the Company’s option (b) London Interbank Offered Rate (“LIBOR”) plus 175 to 225 basis points for LIBOR based loans; the rates charged fluctuated within these ranges depending on the Company’s leverage ratio.

•                  At any time that borrowing availability fell below $15,000, the Credit Facility required us to report and comply with financial covenants until such time as borrowing availability returned above $15,000 for 20 consecutive business days, at which time the requirement to report and comply with financial covenants ceased.

•                  The financial covenants required to be maintained, when the reporting requirements described above were triggered, included a minimum fixed charge coverage ratio of not less than 1.00 to 1.00, a maximum total funded debt to EBITDA ratio of between 4.50 to 1.00, and a minimum time utilization ratio of 45%.

•                  The Credit Facility contains other usual and customary covenants and default provisions.

As of December 31, 2009, the Company had unused availability of approximately $21,998.  The weighted average interest rate on the Credit Facility for 2009, 2008, and 2007 was 2.6%, 4.8%, and 7.2%, respectively. This facility matures August 21, 2011.

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

The Second Priority Notes are due August 15, 2013, bear interest at 9 1/4 % payable semi-annually on each February 15 and August 15 and are secured, on a second priority basis behind the Credit Facility, by substantially all of the Company’s existing and future acquired assets.

On December 23, 2009, a First Supplemental Indenture governing the Second Priority Notes became effective, amending provisions of the Indenture including an increase in the minimum Priority Lien Cap (as defined in the Indenture) from $175,000 to $396,000.  The amendments were approved through a consent solicitation to the holders of the Second Priority Notes.  Also, in connection with the new term loan facility added to the Credit Facility (described above), a holder of the Second Priority Notes exchanged $53,333 face value of the Notes for $40,000 of the new term loan facility.  After taking into account this transaction, which took place on January 8, 2010, we had outstanding $236,667 principal amount of the Second Priority Notes.

Note payable.  Note payable consists of a note for a corporate aircraft.  The note bears interest at prime minus 38 basis points, monthly payments approximate $20, and the note matures in October 2014 with a balloon payment of approximately $860.

Maturities of debt, including the Credit Facility, as of December 31, 2009 actual and pro forma giving effect to the transaction described in Note 11 as if it had occurred on December 31, 2009, are as follows:

	Actual	Pro Forma
2010	$164	$164
2011	316,509	266,706
2012	179	95,179
2013	290,187	236,854
2014	986	986
Thereafter	—	—
	$608,025	$599,889

6.                                      Related party transactions:

The Company purchases forklifts and certain other equipment from an entity controlled by the Company’s majority shareholder.  In addition, this affiliate’s employees participate in the Company’s employee benefit programs, including its worker’s compensation program, and the affiliate pays its costs related thereto.  During 2009 and 2008, the Company purchased from the affiliate $8,641 and $37,681 of equipment, respectively.

The Company also purchases utility vehicles from an entity controlled by one of its directors.  During 2009 and 2008, these purchases were $360 and $1,830, respectively.

The indenture that governs the Second Priority Notes restricts the Company’s ability to pay distributions, generally, limited to fifty percent of its cumulative net income for the period commencing October 1, 2005 to the end of its most recently completed fiscal quarter, and an additional amount up to $5,000 in the aggregate over the life of the indenture. In 2009 and 2008, the Company paid distributions of $2,351 and $9,914, respectively, to its shareholders.

See Note 7 regarding  related party leases.

7.                                      Commitments and contingencies:

Related party operating leases.  The Company leases the majority of the real estate used in the Company’s equipment rental operations from commonly-controlled affiliates.  These leases provide for annual rent increases equal to the greater of 3% or the consumer price index, as defined, and generally expire October 27, 2014, with no renewal provisions.  The aggregate annual minimum payment commitment under all related party leases as of December 31, 2009 is approximately $9,677.  In addition, the Company is responsible for any tax assessments and maintenance costs under the leases.

Other operating leases.  The Company is party to an operating lease agreement expiring in 2016 for a corporate aircraft. The annual rental commitment at December 31, 2009 is $258.  The monthly rental payment floats with changes in the 30-day LIBOR rate. An  early buyout option remains available in 2015based on a percentage of the original cost of the aircraft, and the buyout option at the end of the lease is at fair market value.  The Company’s principal officer and majority shareholder is a joint lessee/obligor in this agreement.

Also, the Company is party to  another operating lease agreement for a corporate aircraft that expires in 2018. The annual rental commitment at December 31, 2009 is $316.  There are early buyout options in 2013 and 2017 of the lease based on a percentage of the original cost of the aircraft, and a buyout option at the end of the lease at estimated fair value.  The Company’s principal officer and majority shareholder is a joint lessee/obligor in this agreement.

Minimum future obligations over the primary terms of the Company’s related party and other operating leases as of December 31, 2009, are as follows:

Year ending December 31,	Related party	Other	Total
2010	$9,677	$2,142	$11,819
2011	9,930	1,918	11,848
2012	10,228	1,557	11,785
2013	10,535	1,238	11,773
2014	8,997	1,135	10,132
Thereafter	—	1,872	1,872
Total	$49,367	$9,862	$59,229

The Company incurred a total of $11,932, $9,920, and $7,852 in operating lease rent expense during 2009, 2008, and 2007, including $10,067, $7,834, and $5,984, respectively, in connection with the related party leases.

Company sponsored profit-sharing plan.  The Company maintains a 401(k) plan for eligible employees.  Company matching contributions to the plan may be  made annually but only at the discretion of management.  These matching contributions are accrued during the plan year based on estimates, adjusted at year end and are  then paid into the plan in March following the plan year.  For the 2007 plan year, the Company contributed $352.  The Company elected not to make a matching contribution for the 2009 and 2008 plan years.

Legal matters.  The Company is a defendant in certain legal matters arising in the ordinary course of business.  Based on available information, management is unable to estimate the minimum costs, if any, to be incurred upon disposition of these matters, and therefore no provision for loss has been made.  However, in the opinion of management, the outcome of these matters is not likely to have a material effect on the future financial position, results of operations or cash flows of the Company.

Economic risks and uncertainties.  The United States has experienced a widespread and severe recession accompanied by, among other things, reduced credit and capital financing availability and highly curtailed construction activities, all of which may continue to have adverse effects on economic conditions and the Company’s operations for an indeterminate period.  The effects and duration of these circumstances and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may be significant.

8.                                      Fair value of financial instruments:

The estimated fair values at December 31, 2009, for cash, accounts receivable, accounts payable, accrued expenses and debt, excluding the Second Priority Notes, approximate their historical cost-based carrying amounts due to the short maturity of these instruments, or because the related interest rates approximate current market rates, as determined based on those observed as applicable to similar instruments.  The estimated fair value of the Second Priority Notes was $166,750 based on reference to quoted market prices; the carrying amount was $290,000.

9.                                      Accrued expenses:

Accrued expenses consist of the following as of December 31:

	2009	2008
Interest payable	$10,853	$11,212
Property taxes payable	3,541	3,436
Payroll and related taxes payable	3,438	2,748
Worker’s compensation and health insurance reserves	1,495	2,432
Sales tax payable	2,030	2,149
Other	852	1,121
Total	$22,209	$23,098

10.                               Supplemental cash flow information

	2009	2008	2007
Noncash financing and investing activities
Cash paid for interest	$35,544	$42,379	$37,027

11.                               Subsequent events

On January 8, 2010, the Company effected an amendment and restatement of the Credit Facility.  Principal changes to the Credit Facility are as follows:

With the amendment to the Credit Facility on January 8, 2010, the principal changes to the Credit Facility are as follows:

•                  A $95,000 term loan facility was added to the existing Credit Facility.  The term loan notes bear interest at 16% per annum, payable monthly, and were issued under the Credit Facility to a holder of the Company’s 9 1/4% Second Priority Senior Secured Notes (“Second Priority Notes”) and certain of its affiliates in exchange for $55,000 in cash, and the remaining $40,000 exchanged for $53,333 aggregate principal amount of the Company’s Second Priority Notes.  The term loan notes mature December 15, 2012.  The net proceeds of approximately $49,803 were applied to reduce revolving loans owing under the Credit Facility.

•                  The borrowing base is now limited to the lesser of $350,000 or the Qualified Collateral, after reducing each by a $40,000 availability block.  As of January 8, 2010, the Company’s borrowing base under the Credit Facility was $310,000.

•                  Revolving loans accrue interest at either (a) prime rate plus 250 to 300 basis points for prime rate loans, or at the Company’s option (b)  LIBOR plus 350 to 400 basis points for LIBOR based loans; the rates charged fluctuate within these ranges depending on the Company’s fixed charge coverage ratio, as defined in the Credit Facility.

•                  There is no “trigger” event for reporting and complying with financial covenants.  There are essentially two financial covenants:  (1) a net capital expenditures restriction that is fixed at $4,500 for the first two quarters of 2010, and subsequently determined quarterly based on a performance grid that takes into consideration time utilization and dollar utilization, and (2) a minimum time utilization ratio of 45%.

•                  As of December 31, 2009 and January 8, 2010, the Credit Facility had a weighted average interest rate of 2.7% and 4.3% per annum, respectively. The Credit Facility matures on August 21, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2010.

AHERN RENTALS, INC.

By:	/s/ Don F. Ahern
Don F. Ahern
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2010.

Signature	Title

/s/ Don F. Ahern	Chairman of the Board, Chief Executive
Don F. Ahern	Officer and President
(Principal Executive Officer)

/s/ Howard L. Brown	Chief Financial Officer and Director
Howard L. Brown	(Principal Financial and Accounting Officer)

/s/ Evan B. Ahern	Executive Vice President, and Director
Evan B. Ahern

/s/ Mark J. Wattles	Director
Mark J. Wattles

/s/ P. Enoch Stiff	Director
P. Enoch Stiff

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Ahern Rentals, Inc. is not required to nor does it intend to furnish an Annual Report or a Proxy Statement to security holders.

INDEX TO EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Registrant.(1)
3.2	Amended and Restated Bylaws of Registrant.(1)
4.1	Indenture, dated as of August 18, 2005, between the Company, as Issuer, and Wells Fargo, N.A., as Trustee.(1)
4.2	Registration Rights Agreement, dated as of January 17, 2007, by and among the Company, CIBC World Markets Corp. and Banc of America Securities LLC.(2)
4.3	Supplemental Indenture. (3)
4.4	Second Amended and Restated Loan and Security Agreement. (4)
10.1	Aircraft Lease Agreement between Banc of America Leasing & Capital, LLC, as Lessor and Ahern Rentals, Inc. and Don F. Ahern, as Lessee dated as of October 5, 2007.(5)
10.2	Aircraft Lease Agreement between Key Equipment Finance Inc., as Lessor and Ahern Rentals, Inc. and Don F. Ahern, as Lessee dated as of April 20, 2006. (6)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).
31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated herein by reference to our Registration Statement on Form S-4, File No. 333-128688, filed with the SEC on September 29, 2005.

(2)          Incorporated herein by reference to our Registration Statement on Form S-4, File No. 333-141011, filed with the SEC on March 1, 2007.

(3)          Incorporated herein by reference to our Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(4)          Incorporated herein by reference to our Current Report on Form 8-K, filed with the SEC on January 12, 2010.

(5)          Incorporated herein by reference to our Annual Report on Form 10-K, filed with the SEC on March 27, 2008.

(6)          Incorporated herein by reference to our Annual Report on Form 10-K, filed with the SEC on March 26, 2009