Form 10-Q
period 2010-03-31
AHERN RENTALS INC
filed 2010-05-13
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2010
Common Stock, no par value per share	1,000 shares

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

AHERN RENTALS, INC.

PART 1         FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

AHERN RENTALS, INC.

Balance Sheets
March 31, 2010 and December 31, 2009

(In thousands, except share amounts)

	MARCH 31, 2010	DECEMBER 31, 2009
	(Unaudited)
ASSETS

Cash	$1,015	$1,085
Accounts receivable, net of allowance of $2,059 and $2,001	42,786	48,651
Inventories	30,431	29,154
Rental equipment, net	450,258	473,065
Other property and equipment, net	63,672	64,113
Debt issuance costs, net	9,437	6,026
Other	5,453	5,979
	$603,052	$628,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Revolving credit facility payable	$278,244	$316,338
Accounts payable	14,788	14,874
Accrued expenses	14,402	22,209
Second priority senior secured notes payable	238,079	291,858
Term loan payable	95,000	—
Other note payable	1,646	1,687
	642,159	646,966

Stockholders’ Equity (Deficit)

Common stock, no par or stated value, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915	5,915
Deficit	(45,022)	(24,808)
	(39,107)	(18,893)
	$603,052	$628,073

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Income and Retained Earnings (Unaudited)
Three Month Periods Ended March 31, 2010 and 2009

(In thousands)

	2010	2009
REVENUES
Equipment rentals and related	$51,451	$63,211
Sales of rental equipment	4,163	2,056
Sales of new equipment and other	4,988	5,369
	60,602	70,636
COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent expense of $1,749 and $1,532	33,540	30,153
Depreciation, rental equipment	22,546	23,189
Cost of rental equipment sold	3,820	1,299
Cost of new equipment sold and other	4,002	4,087
	63,908	58,728

GROSS PROFIT (LOSS)	(3,306)	11,908

OPERATING EXPENSES
Selling, general, and administrative, including related party rent expense of $724 and $769	13,358	13,843
Depreciation and amortization, non-rental property and equipment	2,583	2,387
	15,941	16,230

OPERATING LOSS	(19,247)	(4,322)

OTHER INCOME (EXPENSE)
Interest expense	(12,940)	(9,215)
Gain on debt exchange	11,929	—
Other, net	44	(6)

NET LOSS	$(20,214)	$(13,543)

RETAINED EARNINGS (DEFICIT), BEGINNING	$(24,808)	$48,430

Net loss	(20,214)	(13,543)
Distributions	—	(2,351)

RETAINED EARNINGS (DEFICIT), ENDING	$(45,022)	$32,536

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Cash Flows (Unaudited)
Three-Month Periods Ended March 31, 2010 and 2009

(In thousands)

	2010	2009
OPERATING ACTIVITIES:

Net loss	$(20,214)	$(13,543)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gross profit on disposition of property and equipment	(318)	(732)
Depreciation and amortization of property and equipment	25,129	25,576
Gain on debt exchange	(11,929)	—
Amortization of debt issuance costs	994	540
Amortization of premium on senior secured notes	(106)	(128)
Provision for bad debts	158	97
Changes in operating assets and liabilities:
Accounts receivable	5,707	7,735
Inventories	269	(2,140)
Other	501	616
Accounts payable	(1,875)	(192)
Accrued expenses	(7,807)	(9,077)
Net cash provided by (used in) operating activities	(9,491)	8,752

INVESTING ACTIVITIES:
Purchases of rental equipment	(2,061)	(5,529)
Purchases of other property and equipment	(2,176)	(3,440)
Proceeds from sales of rental equipment and other property	2,942	2,055
Net cash used in investing activities	(1,295)	(6,914)

FINANCING ACTIVITIES
Proceeds from borrowings	141,644	83,449
Repayment of borrowings	(124,779)	(83,875)
Debt issuance costs paid	(6,149)	—
Distributions	—	(2,351)
Net cash provided by (used in) financing activities	10,716	(2,777)
NET DECREASE IN CASH	(70)	(939)
CASH, BEGINNING OF PERIOD	1,085	1,758
CASH, END OF PERIOD	$1,015	$819

See notes to financial statements.

AHERN RENTALS, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

1.                                      Basis of presentation

The accompanying unaudited interim financial statements are prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”) and the interim reporting requirements applicable to Form 10-Q.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted.  In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position of the Company as of March 31, 2010, and its results of operations and cash flows for  all the periods presented.  These unaudited financial statements should be read in conjunction with the Company’s 2009 Form 10-K from which the balance sheet information as of December 31, 2009 is derived.  Interim operating results for the current periods are not necessarily indicative of operating results to be expected for the full year.

2.                                      Related party transactions

The Company purchases forklifts and certain other equipment from an entity controlled by the Company’s majority shareholder.  During the three-month periods ended March 31, 2010 and 2009, the Company purchased approximately $1.1 million and $2.6 million of equipment, respectively, from this affiliate, of which $0.5 million and $0.5 million, respectively, were contemporaneously resold to unaffiliated parties.

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

4.                                      Fair value of financial instruments

As of March 31, 2010, the estimated fair values  of cash, accounts receivable, accounts payable and debt, other than the Company’s second priority senior secured notes payable, approximated their cost-based carrying amounts due to the short maturity of these instruments, or because the related interest rates approximate current market rates.  The estimated fair value of the second priority senior secured notes payable, however, approximated $139.0 million based on reference to quoted market prices (“level 1 inputs”, as defined by GAAP) compared to their carrying amount of $236.7 million.

5.                                      New accounting pronouncements

Effective January 1, 2010, the definition of a “variable interest entity” (“VIE”) changed as did related guidance as to when consolidation of a VIE is required.  Management has evaluated these changes to GAAP relative to the circumstances attendant to the Company’s relationships with its affiliated lessors and other related parties and concluded that such  entities do not meet the revised definition of a VIE  or an “implicit VIE” as also defined and, therefore, the subject changes to GAAP had no effect on the Company.

6.                                      Financing transaction

On January 8, 2010, the Company completed a financing transaction that resulted in the following:

•                  A $95 million term loan facility (“Term Loan”)  was added to our revolver pursuant to the Second Amended and Restated Loan and Security Agreement dated as of January 8, 2010 among us and our lenders (the “Credit Facility”).  The Term Loan  bears interest at 16% per annum, payable monthly and the notes evidencing the Term Loan were issued to a holder of the Company’s 9 ¼% Second Priority Senior Secured Notes (“Second Priority Notes”) and certain of its affiliates in exchange for $55 million in cash (net of approximately $5.2 million in fees and costs) and the cancellation of  $53.3 million aggregate principal amount of Second Priority Notes.  The net cash proceeds were applied to reduce revolving loans owing under the Credit Facility.  The Company recorded a $11.9 million gain on this transaction.

•                  The borrowing base under the Credit Facility was modified and is now limited to the lesser of the aggregate commitment of $350 million or the calculated borrowing base (eligible accounts receivable, rental equipment, transportation equipment, and inventories), after reducing each by a $40 million availability block.  As of March 31, 2010, the Company’s borrowing base was $310 million and unused borrowing availability was $31.2 million.

•                  As part of the refinancing, the covenant under the indenture governing our Second Priority Notes restricting priority indebtedness (such as the obligations under the Credit Facility, including the Term Loans) was modified and is now limited to the greater of $396 million or the calculated borrowing base (accounts receivable, rental and sale equipment, and other equipment (including transportation equipment) and inventories).  From time to time, this restriction may be more restrictive than the calculation of unused borrowing availability under the Credit Facility.  As of March 31, 2010, the indenture covenant limiting priority indebtedness was more restrictive than the Credit Facility and, as a result, unused borrowing availability applying both restrictions was $22.2 million.

•                  The interest rate charged applicable to amounts drawn on the revolver under the Credit Facility increased by 250 basis points for prime rate loans and 175 basis points for LIBOR based loans .

•                  Financial covenants under the Credit Facility were changed to only include (1) a net capital expenditure restriction that is fixed at $4.5 million for the first two quarters of 2010, and subsequently determined quarterly based on a performance grid that considers time utilization and dollar utilization, and (2) a minimum time utilization ratio of 45%.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this quarterly report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009 contained in our 2009 Form 10-K.

Overview

Through our network of 72 equipment rental branches, we rent a full range of equipment, sell our used rental equipment, new equipment, parts, supplies and related merchandise, and provide maintenance, repair and other services that supplement our rental activities.  The types of equipment we rent range from a fleet of high reach and earth engaging units to hand tools.  Accordingly, our business is capital intensive, and our profitability and cash flows depend significantly upon the level of construction activity in the economy and the availability and terms of financing.  See “—Liquidity and Capital Resources.”

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate.  For financial reporting purposes, our revenues are divided into three categories:

•                  Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel.  For the quarter ended March 31, 2010, revenues from equipment rentals and related accounted for approximately 85% of our total revenues.  Of equipment rentals and related revenues in that period, 60% were attributable to rentals of high reach equipment, 23% to rentals of general rental equipment, including ground engaging equipment, and 17% to rental related revenues.

•                  Sales of rental equipment represents revenues from the sale of our used rental equipment.  For the quarter ended March 31, 2010, these revenues accounted for approximately 7% of our total revenues.

•                  Sales of new equipment and other is primarily revenues from the sale of new equipment, merchandise and supplies.  For the quarter ended March 31, 2010, these revenues accounted for approximately 8% of our total revenues.

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

In addition, our operating results have been highly dependent on the strength of the economy of Las Vegas, Nevada.  For the three months ended March 31, 2010 and 2009, the percentage of our total revenues attributable to our Las Vegas operations was 19% and 29%, respectively.  The rapid growth experienced by the Las Vegas area in past years has contributed significantly to our revenues.  Based on recent trends and anticipated customer demand and market conditions, we do not believe that the strong operating results we have historically experienced in Las Vegas will continue at the same or similar levels in 2010 or beyond.  Because of this and also due to the slowdown in the construction industry in other markets we serve, we have employed and continue to employ several strategies:

•                  Redeploying unutilized rental fleet to existing branch locations with higher demand and also to new markets with high growth potential in an effort to improve the utilization of our rental fleet and continue to diversify our business.  We opened 17 new rental branches in 2009 and have opened 6 more in 2010; we do not plan to open any more rental branches in 2010.  We determine the markets to open branch locations through extensive economic and demographic research and also evaluate markets that may already be complementary to our existing branch locations.  Opening new branch locations should not require significant capital because most of the fleet that will be deployed in a new branch will be moved from existing branches.  This strategy has been particularly important as large projects with significant amounts of rental equipment, such as the City Center project in Las Vegas, Nevada, approached completion beginning in mid-2009 and were substantially completed by the end of 2009.  We have been successful in redeploying into new branches all of the equipment that has come off rent from the City Center project since the second quarter of 2009.

•                  Significantly reducing our capital expenditures.  In  all of 2009, we spent $42 million on capital expenditures ($30 million net of equipment sold). In the first quarter of 2010, we had $4.2 million in capital expenditures ($1.3 million net of equipment sold) and expect total 2010 net capital expenditures to be substantially less than 2009, mainly consisting of  fleet maintenance, fill-in equipment to meet specific customer needs, and support of new branches.  A consequence of reduced capital expenditures is that the average age of our rental fleet will likely increase, leading to increased repair, maintenance, and equipment replacement costs.

•                  Cost containment through reductions in personnel and some employee benefits, renegotiation of vendor pricing structures, reduced commissions and bonuses for senior management, and increased scrutiny of all operational and administrative processes to reduce expenses.

•                  Expanding our customer base into infrastructure related, alternative energy and other end-user markets distinct from the non-residential construction sector.

•                  Selling excess rental fleet as market conditions warrant.  This would generate cash and improve utilization, but could reduce liquidity if the cash generated from the sale was less than the value that asset contributes to our borrowing base.

Amendments to our Credit Facility

As more fully explained in Note 6 to the unaudited Financial Statements above, on January 8, 2010, the Company completed a financing transaction that generally reduced the amount of debt owed, changed and reduced the number of financial covenants, increased the interest rate on the Credit Facility, and resulted in a gain of $11.9 million.

Results of Operations

Three-Month Period Ended March 31, 2010 (“2010”) Compared to the Three-Month Period Ended March 31, 2009 (“2009”).

Revenues

Revenues in 2010 decreased 14% compared to 2009.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2010 decreased 19% compared to 2009.  These revenues accounted for 85% and 89% of total revenues in 2010 and 2009, respectively.  Same branch revenues decreased 25%, or $15.8 million; this decrease in revenues is offset by an approximate $4.1 million increase in revenues from nineteen new rental branches opened since the end of the first quarter of 2009.  Additionally, the average original cost of our rental fleet decreased to $814 million in 2010 from $828 million in 2009, average dollar utilization decreased to 25% in 2010 from 31% in 2009.  This decrease in dollar utilization was caused mostly by a 12% decrease in average rental rates and a decrease in our average time utilization of our high reach equipment to 49% for 2010 from 56% for 2009.

Sales of rental equipment.  Sales of rental equipment in 2010 increased 102% from 2009.  Excluding $1.2 million recorded in 2010 related to an equipment trade transaction, sales of rental equipment in 2010 increased 43% from 2009 due mainly to a 41% increase in 2010 of equipment units sold.  Consistent with our strategy to sell excess rental fleet as market conditions warrant, in 2010, we nearly doubled the number of units sold at auction and increased units sold at retail by about 31%.

Sales of new equipment and other revenues.  Sales of new equipment and other revenues in 2010 decreased 7% from 2009 due mainly to lower merchandise and other revenues slightly offset by a modest increase in new equipment sales revenues.  The overall decrease is due to general economic conditions.  We sold 27% more new equipment units in 2010 that generated about 4% more revenue than 2009 due to general economic conditions and mix of equipment sold.

Cost of Revenues

Cost of revenues in 2010 increased 9% from 2009.  As a percentage of revenues, cost of revenues was 105% in 2010 and 83% in 2009.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2010 increased 11% from 2009.  Same branch costs increased 2% in 2010 from 2009 due largely to increases in fuel costs, rent and facilities costs, and freight costs offset by slight decreases in same branch labor costs.  The opening of nineteen new rental branches since the end of the first quarter of 2009 contributed approximately $2.9 million to the cost of equipment rental operations.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 65% in 2010 and 48% in 2009.

Depreciation, rental equipment.  Depreciation, rental equipment in 2010 decreased 3% compared to 2009 due to a decrease in the average original cost of our rental fleet as described previously under the caption “—Revenues —Equipment rentals and related revenues”.

Cost of rental equipment sold.  Cost of rental equipment sold in 2010 increased 194% compared to 2009.  Excluding $1.7 million related to an equipment trade described under the caption “—Revenues —Sales of rental equipment.” cost of rental equipment sold in 2010 increased 59% compared to 2009.   The main cost of rental equipment sales is the net carrying value of the sold equipment, which averaged 70% of revenue in 2010 and 63% of revenue in 2009, excluding the aforementioned trade transaction.

Cost of new equipment sold and other.  Cost of new equipment sold and other in 2010 decreased 2% from 2009 due mainly to the decrease in sales of new equipment and other revenues described under the caption “—Revenues —Sales of new equipment and other revenues.”  Our profit margin on new equipment sales was 9% in 2010 and 11% in 2009; the lower profit margin in 2010 is due to general economic conditions.

Selling, General and Administrative

SG&A in 2010 decreased 4% over 2009.  Total payroll costs increased 1% in 2010 in spite of the growth in our sales force related to opening nineteen new rental branches since the end of the first quarter of 2009.  Excluding the effects of sales force payroll costs related to the new branches opened since the first quarter of 2009, total SG&A payroll costs decreased 9%.  Also, decreases were realized in 2010 in legal and professional fees, insurance, office expenses, and virtually every other SG&A cost category.  SG&A, as a percentage of total revenues, was 22% in 2010 compared to 20% in 2009.

Depreciation and Amortization, Non-Rental Property and Equipment

Depreciation and amortization, non-rental property and equipment in 2010 increased 8% over 2009.  This was due to an increased investment in non-rental property and equipment, primarily transportation equipment and leasehold improvements resulting from the opening of nineteen new rental branches since the end of the first quarter of 2009, to an average original cost of $111 million in 2010 compared to $99 million in 2009.

Interest Expense

Interest expense in 2010 increased 40% from 2009.  Our average debt balance in 2010 decreased to $607 million from $610 million in 2009 due mainly to the January 8, 2010 financing transaction described  under the caption “—Amendments to our Credit Facility.”  Also, our weighted average interest rate increased in 2010 to 7.9% from 5.8% in 2009, primarily due to this same financing transaction.  See “—Liquidity and Capital Resources.”

Recent Accounting Pronouncements

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Liquidity and Capital Resources

Our business is capital intensive and highly dependent upon the level of construction activity in the economy.  We purchase new equipment both to expand the size and maintain the age of our rental fleet.  For the three months ended March 31, 2010 and 2009, we had total expenditures on new rental equipment of $2 million and $6 million, respectively.  In response to the economic recession, in the third quarter of 2008, we began aggressively scaling back our capital expenditures.  We expect rental equipment expenditures in 2010 to be lower than 2009 based on anticipated customer demand and market conditions.  Additionally, the level of capital expenditures we may incur is restricted by our Credit Facility.  However, if demand for rental equipment from our customers increases, expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment could be higher than we currently expect, subject to the restrictions in our Credit Facility and availability and costs of financing.

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

The United States continues to experience a widespread and severe recession accompanied by, among other things, reduced credit and capital financing availability and highly curtailed construction activities, all of which may continue to have adverse effects on economic conditions for an indeterminate period.  As discussed in Part II, Item 1A.—Risk Factors, the recession has reduced demand for equipment rentals and sales, which in turn has adversely affected, and may continue to have an adverse effect on, the value of our rental fleet, which could decrease our borrowing availability.  Additionally, current or potential customers may delay or decrease equipment rentals and purchases, may be unable to pay us for prior equipment rentals, may delay paying us for prior equipment rentals and services, or may be unable to obtain financing  for planned equipment purchases.  Also, if the banking system or the financial markets deteriorate or become volatile again, the funding for and number of capital projects may continue to decrease, which may further impact the demand for our rental equipment and services.  The effects and duration of such circumstances and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may be significant.

As also discussed in Part II, Item 1A.—Risk Factors, as of March 31, 2010, we had $278 million outstanding and $71.2 million of unused availability, but only $31.2 million of net borrowing availability under the Credit Facility (because of the availability block discussed below under “Indebtedness — Credit Facility and Term Loan”).  In addition, the indenture governing our Second Priority Notes restricts the incurrence of priority indebtedness (such as the obligations under the Credit Facility, including the Term Loans).  As part of the refinancing, this covenant was modified and is now limited to the greater of $396 million or the calculated borrowing base (accounts receivable, rental and sale equipment and other equipment (including transportation equipment), and inventories).  From time to time, this restriction may be more restrictive than the calculation of unused borrowing availability under the Credit Facility.  As of March 31, 2010, the indenture covenant limiting priority indebtedness was more restrictive than the Credit Facility and, as a result, unused borrowing availability applying both restrictions was $22.2 million. Many banks and other financial institutions have been adversely affected by conditions in the banking and financial markets during the past couple of years.  If any of the lenders that are party to our Credit Facility experience difficulties that render them unable to fund otherwise available future draws, the lack of funding could have a material adverse effect on our business, results of operations or ability to maintain the overall quality of our rental fleet.

We believe that, subject to the effects of unknown future events such as further economic developments and the outcome of related uncertainties, our existing sources of liquidity will likely be sufficient to meet the cash requirements of our operations for at least the next year.  However, our liquidity could also be adversely affected by decreases in equipment values, which is a primary factor in the calculation of our borrowing base.  To the extent that equipment values adversely affect our borrowing base and the sources of liquidity described above are not sufficient to fund our operations, we may require additional debt or equity financing, access to which will be affected by prevailing economic conditions and financial, business, and other factors, some of which are beyond our control.

Indebtedness

As of March 31, 2010, the weighted average interest rate on our total debt of $612 million, described in more detail below, was approximately 8.0%.

Credit Facility and Term Loan.  The Credit Facility is comprised of a $350 million revolving credit facility (“Revolver”) and a $95 million term-loan facility (“Term Loan”), both secured by a first priority interest in substantially all of our existing and future acquired assets.  The Revolver provides for an aggregate commitment of $350 million subject to a borrowing base test of eligible accounts receivable, rental equipment, transportation equipment, and inventories (“Qualified Collateral”).  The Revolver is used to finance ongoing working capital needs, capital expenditures, and for general corporate purposes.  Cash flow from operations and net proceeds from the sale of our used rental equipment are applied to reduce borrowings under the Revolver, and our expenditures for rental equipment and other property and equipment increase borrowings under the Revolver.  The Revolver matures August 21, 2011.

The borrowing base under the Revolver is limited to the lesser of the aggregate commitment of $350 million or the Qualified Collateral , after reducing each by a $40 million availability block.  As of March 31, 2010, our borrowing base was $310 million, we had $278.2 million outstanding and $71.2 million of unused availability, but only $31.2 million of borrowing availability under the Revolver because of reserves required by the lenders under this facility.  The Company is required to report on compliance with financial covenants quarterly.  The financial covenants required to be maintained are (1) a net capital expenditure restriction that is fixed at $4.5 million for the first two quarters of 2010, and subsequently determined quarterly based on a performance grid that considers time utilization and dollar utilization, and (2) a minimum time utilization ratio of 45%.  From time to time, the priority debt restriction under the indenture governing our Second Priority Notes may be more restrictive than the calculation of unused borrowing availability under the Credit Facility.  As of March 31, 2010, the indenture covenant limiting priority indebtedness was more restrictive than the Credit Facility and, as a result, unused borrowing availability applying both restrictions was $22.2 million.

Borrowings under the Revolver accrue interest at either (a) prime rate plus 250 to 300 basis points for prime rate loans, or at the Company’s option (b) LIBOR plus 350 to 400 basis points for LIBOR based loans; the rates charged fluctuate within these ranges depending on the Company’s fixed charge coverage ratio, as defined in the Credit Facility.  As of March 31, 2010, the Revolver had a weighted average interest rate of 4.3% per annum.

The Term Loan bears interest at 16% per annum, payable monthly and  matures December 15, 2012.

The Credit Facility contains other usual and customary covenants and default provisions.

Second Priority Notes.  At March 31, 2010, we had outstanding $236.7 million principal amount of Second Priority Notes.  These notes are due August 15, 2013 and are secured on a second priority basis, behind the Revolver and Term Loan , by substantially all of our existing and future acquired assets.

In connection with the January 8, 2010 financing transaction, a holder of the Second Priority Notes and certain of its affiliates exchanged $53.3 million aggregate principal amount of  Second Priority Notes for $40 million of the Term Loan, thereby reducing the outstanding debt by $13.3 million.

Sources and uses of cash.  Net cash provided by operating activities for the three months ended March 31, 2010 was $18.2 million lower than for the same period in 2009 due primarily to a higher net loss in 2010 of about $18.6 million excluding the effects of the $11.9 million gain on debt exchange in 2010.  Net cash used in investing activities for 2010 decreased $5.6 million due to significantly lower capital expenditures in 2010.  Financing activities provided cash flow in 2010 of about $10.7 million primarily to fund operations and net capital expenditures; however, in 2009, about $2.8 million of cash flow was used to pay down the Revolver and pay permitted cash distributions to the Company’s shareholders.

Non-GAAP Financial Measures

The Company presents EBITDA because it believes EBITDA is a useful analytical tool routinely used as a valuation and financial performance measure by the financial and investment communities.  The Company also uses EBITDA because EBITDA is a primary factor in the calculation of certain covenants in the Company’s credit agreements.  See “—Liquidity and Capital Resources.”  EBITDA is defined as earnings before interest, taxes, depreciation, and amortization (gain on debt exchange has also been included for this comparison).  EBITDA is not, however, a measure of financial performance or liquidity under U.S. generally accepted accounting principles.  Accordingly, EBITDA should not be considered a substitute for net income or cash flows as an indicator of the Company’s operating performance or liquidity.  EBITDA margin is EBITDA as a percentage of total revenues.  For purposes of the following, debt includes line of credit payable, term loans notes payable, other notes payable, and the Second Priority Notes.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

EBITDA	$5,926	$21,248
EBITDA margin	9.8%	30.1%

Twelve Months Ended March 31, 2010
(In thousands)
EBITDA	$52,398
EBITDA margin	19.1%
Debt to EBITDA ratio	11.7x

The tables below provide reconciliations of net income and EBITDA for the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net loss	$(20,214)	$(13,543)
Gain on debt exchange	(11,929)	—
Interest expense	12,940	9,215
Depreciation, rental equipment	22,546	23,189
Depreciation and amortization, non-rental property and equipment	2,583	2,387
EBITDA	$5,926	$21,248

Twelve Months Ended March 31, 2010
(In thousands)
Net loss	$(77,558)
Gain on debt exchange	(11,929)
Interest expense	40,559
Depreciation, rental equipment	91,200
Non-rental equipment depreciation and amortization	10,126
EBITDA	$52,398

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair value of our long-term fixed interest rate debt (specifically, the Second Priority Notes) at March 31, 2010 was $139.0 million; its carrying value was $236.7 million.  Estimated fair values were determined by reference to quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test.  Borrowings under the credit facility accrue interest at either (a) prime rate plus 250 to 300 basis points for prime rate loans, or at our option (b) LIBOR plus 350 to 400 basis points for LIBOR based loans; the rates charged will fluctuate within these ranges depending on our fixed charge coverage ratio.  In addition, our credit facility has an annual unused line fee of 50 basis points for each lender’s unused commitments under the revolving credit line.  An increase in the interest rate of 100 basis points would increase our annual interest expense by $2.8 million based on $278.2 million, which was the amount of outstanding debt under our credit facility as of March 31, 2010.

ITEM 4.                             CONTROLS AND PROCEDURES

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

PART 2         OTHER INFORMATION

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

ITEM 1A.                    RISK FACTORS

Our business, our Second Priority Notes and our financial performance are subject to the following risks. If any of the circumstances described in these risk factors occurs, our business, results of operations or financial condition would likely suffer and the value of our outstanding notes could be adversely affected.

The effects of the economic recession have adversely affected our revenues and operating results and may further erode our revenues, operating results, or financial condition.

The recession has reduced demand for equipment rentals and sales, which in turn has adversely impacted, and may continue to adversely impact, the value of our rental fleet, which could decrease our borrowing availability.  Additionally, current or potential customers may delay or decrease equipment rentals or purchases, may be unable to pay us for prior equipment rentals, may delay paying us for prior equipment rentals and services, or may be unable to obtain financing for planned equipment purchases.  Also, if the banking system or the financial markets deteriorate or become volatile again, the funding for and number of capital projects may continue to decrease, which may further impact the demand for our rental equipment and services.

Decreases in construction, industrial activities or the convention business could adversely affect our revenues and operating results by decreasing the demand for our equipment or the rental rates or prices we can charge.

Our products and services are used primarily in non-residential construction activity and, to a lesser extent, in residential construction activity, industrial activity and the convention business.  The economic downturn and the resulting decreases in construction and industrial activities in the United States has adversely affected our revenues and operating results and may further decrease the demand for our equipment and the prices we can charge.  By way of comparison, in 2002 and 2003, non-residential construction activity declined significantly from prior periods, which had an adverse effect on our results in 2002 and 2003.  Because of the current economic environment, we have seen similar adverse effects on our results in 2009 and the first quarter of 2010 and expect this trend may continue through most, if not all, of 2010.

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

Our operating results are highly dependent on the strength of the Las Vegas economy and that of the other principal market areas in which we operate.  For the three month period ended March 31, 2010, respectively, the percentage of revenues attributable to our Las Vegas operations was 19%, with an additional 28% generated in California and an additional 22% generated in Texas.  Any future weakness in the Las Vegas, California or Texas economies could have a material adverse effect on our operations.

Our substantial debt exposes us to various risks.

Our total indebtedness was $612 million at March 31, 2010.  Our substantial indebtedness has the potential to affect us adversely in many ways. For example, it will or could:

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

Our ability to compete, sustain our growth and expand our operations through new branches largely depends on access to capital.  If the cash we generate from our business, together with cash on hand and cash that we may borrow under our credit facility, is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing.  However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all.  Due to recent developments and current conditions in the credit and capital markets, financing may not be available to us at acceptable rates or costs or otherwise on acceptable terms.  In addition, our ability to obtain additional financing is restricted by both the indenture governing our Second Priority Notes and the agreements governing our Credit Facility.  Although the terms of our existing debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.  If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches.  Furthermore, any additional indebtedness that we do incur may make us more vulnerable to the risks described above relative to our substantial debt levels.

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

Our failure to comply with the obligations contained in the indenture governing our Second Priority Notes and the agreements governing our Credit Facility or other instruments governing our indebtedness could result in an event of default under the applicable agreement, which could result in the related debt and the debt issued under other agreements becoming immediately due and payable.  In that event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all.  Alternatively, a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors, or file for bankruptcy protection.  Such alternative measures could harm our business, financial condition and results of operations.

Economic conditions, uncertainties and related risks could adversely affect the lenders that are parties to the revolver under our Credit Facility.

As of March 31, 2010, we had $278.2 million outstanding and $71.2 million of unused availability, but only $31.2 million of net borrowing availability under the revolving portion of our Credit Facility because of reserves required by the lenders under this facility.  Many banks and other financial institutions have been adversely affected by conditions in the banking and financial markets during the past year.  If any of the lenders that are parties to our Credit Facility experience difficulties that render them unable to fund future draws on the revolver, we may not be able to access all or a portion of these funds.  The inability to make future draws could have a material adverse effect on our business, results of operations or ability to maintain the overall quality of our rental fleet.

In addition, from time to time, the priority debt restriction under the indenture governing our Second Priority Notes may be more restrictive than the calculation of unused borrowing availability under the Credit Facility.  As of March 31, 2010, the indenture covenant limiting priority indebtedness was more restrictive than the Credit Facility and, as a result, unused borrowing availability applying both restrictions was $22.2 million.

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

A key element of our growth strategy has been to continue to expand by opening new rental branches.  The success of our growth strategy depends in part on identifying sites for new branches at attractive prices.  Zoning restrictions often prevent us from being able to open new branches at sites we have identified.  We may also encounter substantial competition in our efforts to acquire new sites or in any efforts we may make to acquire other equipment rental companies, which may limit the number of acquisition opportunities and lead to higher acquisition costs.  We may not have the financial resources necessary to open any new branches or complete any acquisitions in the future or the ability to obtain the necessary funds on satisfactory terms or at all.

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

Don F. Ahern, our President and Chief Executive Officer, beneficially owns 97% of our outstanding common stock; his brother, John Paul Ahern, Jr., owns the remaining 3% of our outstanding common stock.  As a result, Don F. Ahern controls the outcome of matters submitted to a shareholder vote.  Circumstances may occur in which the interests of Don F. Ahern, as our majority shareholder, could conflict with the interests of the holders of our Second Priority Notes and our other creditors.

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

If our repair and maintenance and equipment replacement costs increase as our rental fleet ages and we are unable to recoup these costs, our earnings will decrease.

During the third quarter of 2008, we began aggressively scaling back our capital expenditures.  In all of 2009, we had total capital expenditures for rental equipment of $27.8 million.  During the three months ended March 31, 2010, we had total capital expenditures for rental equipment of $2.1 million.  We expect total capital expenditures for rental equipment in 2010 to be less than the 2009 amount based on anticipated customer demand and market conditions.  Because of these substantial reductions in capital expenditures for new rental fleet, the average age of our rental fleet will likely increase in 2010.  The weighted average age of our fleet at March 31, 2010 was 41.4 months, and 32.0 months at March 31, 2009.  Accordingly, we expect the cost of repairing and maintaining our rental fleet, which was approximately $4.2 million and $4.1 million for the three-month periods ended March 31, 2010 and 2009, will likely increase.  Additionally, if the cost of new equipment we use in our rental fleet increases, we may be required to spend more for replacement equipment.  The cost of new equipment may increase due to increased material costs and increases in the cost of fuel, which is used in the manufacturing process and in delivering the equipment to us.  Although such increases did not have a significant effect on our financial condition and results of operations in 2009, any material increase in new equipment and repairs and maintenance costs could adversely affect our revenues, profitability and financial condition.

We may be unable to maintain an effective system of internal control over financial reporting.

We are required by the terms of the indenture governing our Second Priority Notes to file certain reports, including annual and quarterly periodic reports, under the Exchange Act.  The economic downturn and business outlook may require us to cut staff in order to maintain our cash flow.  If this occurs, our internal and disclosure controls and procedures could be adversely affected.  To the extent we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, we may be unable to produce reliable financial reports and/or public disclosure, detect and prevent fraud or comply with our reporting obligations on a timely basis.  Any such failure could harm our business.  In addition, failure to maintain effective internal control over financial reporting or disclosure controls and procedures could result in the loss of investor confidence in the reliability of our financial statements and public disclosure and a loss of customers, which in turn could harm our business.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                             OTHER INFORMATION

None.

ITEM 6.                             EXHIBITS

Exhibit No.	Description

4.1	Second Amended and Restated Loan and Security Agreement. (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated herein by reference to our Current Report on Form 8-K, filed with the SEC on January 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2010.

AHERN RENTALS, INC.

By:	/s/ Howard L. Brown
Howard L. Brown
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)