Form 10-Q
period 2010-06-30
AHERN RENTALS INC
filed 2010-08-12
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2010
Common Stock, no par value per share	1,000 shares

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

AHERN RENTALS, INC.

PART I                               FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

AHERN RENTALS, INC.

Balance Sheets

June 30, 2010 and December 31, 2009

(In thousands, except share amounts)

	JUNE 30, 2010	DECEMBER 31, 2009
	(Unaudited)
ASSETS

Cash	$1,355	$1,085
Accounts receivable, net of allowance of $2,447 and $2,001	50,862	48,651
Inventories	27,200	29,154
Rental equipment, net	428,811	473,065
Other property and equipment, net	62,224	64,113
Debt issuance costs, net	8,394	6,026
Other	6,157	5,979
	$585,003	$628,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Revolving credit facility payable	$283,897	$316,338
Accounts payable	12,889	14,874
Accrued expenses	19,976	22,209
Second priority senior secured notes payable	237,974	291,858
Term loan payable	95,000	—
Other note payable	1,606	1,687
	651,342	646,966

Stockholders’ Equity (Deficit)

Common stock, no par or stated value, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915	5,915
Deficit	(72,254)	(24,808)
	(66,339)	(18,893)
	$585,003	$628,073

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Operations and Retained Earnings (Deficit) (Unaudited)

Three and Six Months Ended June 30, 2010 and 2009

(In thousands)

	Three Months		Six Months
	2010	2009	2010	2009
REVENUES
Equipment rentals and related	$59,592	$61,730	$111,043	$124,941
Sales of rental equipment	6,385	3,793	10,548	5,849
Sales of new equipment and other	6,218	5,965	11,220	11,269
	72,195	71,488	132,811	142,059
COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent expense of $1,780, $1,693, $3,529, and $3,225	35,901	31,821	69,431	61,965
Depreciation, rental equipment	22,094	23,020	44,640	46,209
Cost of rental equipment sold	6,282	2,778	10,102	4,077
Cost of new equipment sold and other	5,153	5,566	9,156	9,653
	69,430	63,185	133,329	121,904

GROSS PROFIT	2,765	8,303	(518)	20,155

OPERATING EXPENSES
Selling, general, and administrative, including related party rent expense of $759, $854, $1,483, and $1,623	13,947	14,769	27,328	28,556
Other depreciation and amortization	2,591	2,470	5,174	4,857
	16,538	17,239	32,502	33,413

OPERATING LOSS	(13,773)	(8,936)	(33,020)	(13,258)

OTHER INCOME (EXPENSE)
Interest expense	(13,399)	(9,180)	(26,339)	(18,395)
Gain on debt exchange	—	—	11,929	—
Other, net	(60)	33	(16)	27

NET LOSS	$(27,232)	$(18,083)	$(47,446)	$(31,626)

RETAINED EARNINGS (DEFICIT), BEGINNING OF PERIOD	$(45,022)	$32,536	$(24,808)	$48,430

Net loss	(27,232)	(18,083)	(47,446)	(31,626)
Distributions	—	—	—	(2,351)

RETAINED EARNINGS (DEFICIT), END OF PERIOD	$(72,254)	$14,453	$(72,254)	$14,453

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2010 and 2009

(In thousands)

	2010	2009
OPERATING ACTIVITIES:

Net loss	$(47,446)	$(31,626)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gross profit on disposition of property and equipment	(339)	(1,739)
Depreciation and amortization of rental and other property and equipment	49,814	51,066
Gain on debt exchange	(11,929)	—
Gain on insurance settlements	(549)	—
Amortization of debt issuance costs	2,037	1,080
Amortization of premium on senior secured notes	(211)	(256)
Provision for bad debts	577	213
Changes in operating assets and liabilities:
Accounts receivable	(2,788)	5,769
Inventories	1,954	1,524
Other	(250)	(451)
Accounts payable	(1,985)	(315)
Accrued expenses	(2,233)	(1,009)
Net cash provided by (used in) operating activities	(13,348)	24,256

INVESTING ACTIVITIES:
Purchases of rental equipment	(8,692)	(15,722)
Purchases of other property and equipment	(3,394)	(7,420)
Proceeds from sales of rental equipment and other property	8,268	5,866
Insurance proceeds from rental equipment and property claims	1,107	—
Net cash used in investing activities	(2,711)	(17,276)

FINANCING ACTIVITIES
Proceeds from borrowings	216,286	153,173
Repayment of borrowings	(193,808)	(158,815)
Debt issuance costs paid	(6,149)	—
Distributions	—	(2,351)
Net cash provided by (used in) financing activities	16,329	(7,993)
NET INCREASE (DECREASE) IN CASH	270	(1,013)
CASH, BEGINNING OF PERIOD	1,085	1,758
CASH, END OF PERIOD	$1,355	$745

See notes to financial statements.

AHERN RENTALS, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

1.             Basis of presentation

The accompanying unaudited interim financial statements are prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”) and the interim reporting requirements applicable to Form 10-Q.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted.  In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position of the Company as of June 30, 2010, and its results of operations and cash flows for  all the periods presented.  These unaudited financial statements should be read in conjunction with the Company’s 2009 Form 10-K from which the balance sheet information as of December 31, 2009 is derived.  Interim operating results for the current periods are not necessarily indicative of operating results to be expected for the full year.

2.             Related party transactions

The Company purchases forklifts and certain other equipment from an entity controlled by the Company’s majority shareholder.  During the three and six months  ended June 30, 2010 and 2009, the Company purchased approximately $2.3  and $2.5 million, and $3.4 and $5.1 million of equipment, respectively, from this affiliate, of which $1.5  and $0.5 million, and $2.4  and $1.0 million, respectively, were contemporaneously resold to unaffiliated parties.

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

The equipment rental industry continues to experience  reduced credit and capital financing availability and highly curtailed construction activities, all of which may continue to have adverse effects on economic conditions and the Company’s future operations and cash flows for an indeterminate period.  The effects and duration of these circumstances and related risks and uncertainties  cannot be estimated at this time but may be significant.  While management believes that the Company’s future cash flows from operations and borrowings under its credit facility will be sufficient to satisfy its obligations when due for at least the next year, no assurance can be given.  In addition, the Company’s revolving credit facility matures August 21, 2011.  Prior to such date, management intends to either refinance the facility or arrange for an extension of the maturity, however, no assurance can be given that such efforts will be successful.

4.             Fair value of financial instruments

As of June 30, 2010, the estimated fair values  of cash, accounts receivable, accounts payable and debt, other than the Company’s second priority senior secured notes payable, approximated their cost-based carrying amounts due to the short maturity of these instruments, or because the related interest rates approximate current market rates.  The estimated fair value of the second priority senior secured notes payable, however, approximated $80.5 million based on reference to quoted market prices (“level 1 inputs”, as defined by GAAP) compared to their carrying amount of $236.7 million.

5.             Reclassifications

Certain minor reclassifications have been made to the amounts in the 2009 Statements of Operations to conform to the 2010 presentation.

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

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate.  For financial reporting purposes, our revenues are divided into three categories:

•        Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel.  For the three and six months  ended June 30, 2010, revenues from equipment rentals and related accounted for approximately 83% and 84% of our total revenues.  Of equipment rentals and related revenues for both periods, 59% was attributable to rentals of high reach equipment, 23% to rentals of general rental equipment, including ground engaging equipment, and 18% to rental related revenues.

•        Sales of rental equipment represents revenues from the sale of our used rental equipment.  For the three and six months  ended June 30, 2010, these revenues accounted for approximately 9% and 8% of our total revenues.

•        Sales of new equipment and other is primarily revenues from the sale of new equipment, merchandise and supplies.  For both the three and six months  ended June 30, 2010, these revenues accounted for approximately 8% of our total revenues.

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

In addition, our operating results have been highly dependent on the strength of the economy of Las Vegas, Nevada.  For the three and six months ended June 30, 2010 and 2009, the percentage of our total revenues attributable to our Las Vegas operations was 21% and 29%, and 20% and 29%, respectively.  The rapid growth experienced by the Las Vegas area in past years has contributed significantly to our revenues.  Based on recent trends and anticipated customer demand and market conditions, we do not believe that the strong operating results we have historically experienced in Las Vegas will continue at the same or similar levels in 2010 or beyond.  Because of this and also due to the slowdown in the construction industry in other markets we serve, we have employed and continue to employ several strategies:

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

•        Significantly reducing our capital expenditures.  In all of 2009, we spent $42 million on capital expenditures ($30 million net of equipment sold). In the second quarter of 2010, we had $7.8 million in capital expenditures ($1.4 million net of proceeds from equipment sales and insurance claims) and expect total 2010 net capital expenditures to be substantially less than 2009, mainly consisting of  fleet maintenance, fill-in equipment to meet specific customer needs, and support of new branches.  A consequence of reduced capital expenditures is that the average age of our rental fleet will likely increase, leading to increased repair, maintenance, and equipment replacement costs.

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

•        Selling excess rental fleet as market conditions warrant.  This would generate cash and improve utilization, but could reduce liquidity if the cash generated from the sale was less than the value that asset contributes to the borrowing base under our revolving credit facility.

Results of Operations

Comparative Three Months Ended June 30, 2010 and 2009

Revenues

Revenues in 2010 increased 1% compared to 2009.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2010 decreased 3% compared to 2009.  These revenues accounted for 83% and 86% of total revenues in 2010 and 2009, respectively.  Same branch revenues decreased 10%, or $5.9 million; this decrease in revenues is offset by an approximate $3.8 million increase in revenues from fifteen new rental branches opened since the end of the second quarter of 2009.  Additionally, the average original cost of our rental fleet decreased to $807 million in 2010 from $828 million in 2009, average dollar utilization decreased to 29.5% in 2010 from 29.8% in 2009.  This decrease in dollar utilization was caused mostly by a 9% decrease in average rental rates offset by an increase in our average time utilization of our high reach equipment to 57%  from 55% for 2009.

Sales of rental equipment.  Sales of rental equipment in 2010 increased 68% from 2009.  Excluding $1.1 million recorded in 2010 related to an equipment trade transaction, sales of rental equipment in 2010 increased 39% from 2009 due mainly to a 35% increase in 2010 of equipment units sold.  Consistent with our strategy to sell excess rental fleet as market conditions warrant, in 2010, we sold 55% more equipment units through retail channels and 19% more equipment units through auction channels.

Sales of new equipment and other revenues.  Sales of new equipment and other revenues in 2010 increased 4% from 2009 due mainly to increased new equipment sales.  However, in 2009 the Company sold at auction a group of new equipment units held for resale for $1.3 million.  Excluding the revenue from this transaction, sales of new equipment and other revenues increased 33% in 2010 ..  We sold 14% more new equipment units in 2010 than 2009.

Cost of Revenues

Cost of revenues in 2010 increased 10% from 2009.  As a percentage of revenues, cost of revenues was 96% in 2010 and 88% in 2009.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2010 increased 13% from 2009.  Same branch costs increased 4% in 2010 from 2009 due largely to increases in fuel costs, rent and facilities costs, and freight costs offset by decreases in same branch labor costs and property taxes.  The opening of fifteen new rental branches since the end of the second quarter of 2009 contributed approximately $2 million to the cost of equipment rental operations.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 60% in 2010 and 52% in 2009.

Depreciation, rental equipment.  Depreciation, rental equipment in 2010 decreased 4% compared to 2009 due to a decrease in the average original cost of our rental fleet as described previously under the caption “—Revenues —Equipment rentals and related revenues”.

Cost of rental equipment sold.  Cost of rental equipment sold in 2010 increased 126% compared to 2009.  Excluding $1.7 million related to an equipment trade described under the caption “—Revenues —Sales of rental equipment.” cost of rental equipment sold in 2010 increased 66% compared to 2009.   The main cost of rental equipment sales is the net book value of the sold equipment, which averaged 87% of revenue in 2010 and 73% of revenue in 2009, excluding the aforementioned trade transaction.

Cost of new equipment sold and other.  Cost of new equipment sold and other in 2010 decreased 7% from 2009.  However, in 2009, the Company sold at auction a group of new equipment units held for resale with a net book value of $2.1 million.  Excluding the effects of this transaction, cost of new equipment sold and other increased 46% due mainly to the increase in sales of new equipment described under the caption “—Revenues —Sales of new equipment and other revenues.”  Our profit margin on new equipment sales was 7% in 2010 and 12% in 2009; the lower profit margin in 2010 is due to general economic conditions.

Selling, General and Administrative

SG&A in 2010 decreased 6% from 2009.  Total payroll costs decreased 4% in 2010 in spite of the growth in our sales force related to opening fifteen new rental branches since the end of the second quarter of 2009.  Excluding the effects of sales force payroll costs related to the new branches opened since the second quarter of 2009, total SG&A payroll costs decreased 10%.  Also, decreases were realized in 2010 in legal and professional fees, insurance, office expenses, and virtually every other SG&A cost category.  SG&A, as a percentage of total revenues, was 19% in 2010 compared to 21% in 2009.

Other Depreciation and Amortization

Other depreciation and amortization in 2010 increased 5% over 2009.  This was due to an increased investment in non-rental property and equipment, primarily transportation equipment and leasehold improvements resulting from the opening of fifteen new rental branches since the end of the second quarter of 2009, to an average original cost of $112 million in 2010 compared to $102 million in 2009.

Interest Expense

Interest expense in 2010 increased 46% from 2009.  Our average debt balance in 2010 increased to $613 million from $609 million in 2009.  Also, our weighted average interest rate increased in 2010 to 8.0% from 5.7% in 2009, primarily due to the financing transaction the Company completed in the first quarter of 2010.  See “—Liquidity and Capital Resources.”

Comparative Six Months Ended June 30, 2010 and 2009

Revenues

Revenues in 2010 decreased 7% compared to 2009.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2010 decreased 11% compared to 2009.  These revenues accounted for 84% and 88% of total revenues in 2010 and 2009, respectively.  Same branch revenues decreased 15%, or $19.3 million; this decrease in revenues is offset by an approximate $5.4 million increase in revenues from fifteen new rental branches opened since the end of the second quarter of 2009.  Additionally, the average original cost of our rental fleet decreased to $813 million in 2010 from $828 million in 2009, and average dollar utilization decreased to 27.3% in 2010 from 30.2% in 2009.  This decrease in dollar utilization was caused mostly by an 11% decrease in average rental rates and a decrease  in our average time utilization of our high reach equipment to 53% from 56% for 2009.

Sales of rental equipment.  Sales of rental equipment in 2010 increased 80% from 2009.  Excluding $2.3 million recorded in 2010 related to an equipment trade transaction, sales of rental equipment in 2010 increased 41% from 2009 due mainly to a 37% increase in 2010 of equipment units sold.  Consistent with our strategy to sell excess rental fleet as market conditions warrant, in 2010, we sold 43% more equipment units through retail channels and 31% more equipment units through auction channels.

Sales of new equipment and other revenues.  Sales of new equipment and other revenues in 2010 were nearly the same as 2009.  However, in 2009 the Company sold at auction a group of new equipment units held for resale for $1.3 million.  Excluding the revenue from this transaction, sales of new equipment and other revenues increased 13% in 2010.  We sold 19% more new equipment units in 2010 than 2009.

Cost of Revenues

Cost of revenues in 2010 increased 9% from 2009.  As a percentage of revenues, cost of revenues was 100% in 2010 and 86% in 2009.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2010 increased 12% from 2009.  Same branch costs increased 4% in 2010 from 2009 due largely to increases in fuel costs, rent and facilities costs, and freight costs offset by decreases in same branch labor costs and property taxes.  The opening of fifteen new rental branches since the end of the second quarter of 2009 contributed approximately $4 million to the cost of equipment rental operations.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 63% in 2010 and 50% in 2009.

Depreciation, rental equipment.  Depreciation, rental equipment in 2010 decreased 3% compared to 2009 due to a decrease in the average original cost of our rental fleet as described previously under the caption “—Revenues —Equipment rentals and related revenues”.

Cost of rental equipment sold.  Cost of rental equipment sold in 2010 increased 148% compared to 2009.  Excluding $3.4 million related to an equipment trade described under the caption “—Revenues —Sales of rental equipment.” cost of rental equipment sold in 2010 increased 64% compared to 2009.   The main cost of rental equipment sales is the net book value of the sold equipment, which averaged 81% of revenue in 2010 and 70% of revenue in 2009, excluding the aforementioned trade transaction.

Cost of new equipment sold and other.  Cost of new equipment sold and other in 2010 decreased 5% from 2009.  However, in 2009, the Company sold at auction a group of new equipment units held for resale with a net book value of $2.1 million.  Excluding the effects of this transaction, cost of new equipment sold and other increased 20% due mainly to the increase in sales of new equipment described under the caption “—Revenues —Sales of new equipment and other revenues.”  Our profit margin on new equipment sales was 7% in 2010 and 12% in 2009; the lower profit margin in 2010 is due to general economic conditions.

Selling, General and Administrative

SG&A in 2010 decreased 4% over 2009.  Total payroll costs decreased 2% in 2010 in spite of the growth in our sales force related to opening fifteen new rental branches since the end of the second quarter of 2009.  Excluding the effects of sales force payroll costs related to the new branches opened since the second quarter of 2009, total SG&A payroll costs decreased 8%.  Also, decreases were realized in 2010 in legal and professional fees, insurance, office expenses, and virtually every other SG&A cost category.  SG&A, as a percentage of total revenues, was 21% in 2010 compared to 20% in 2009.

Other Depreciation and Amortization

Other depreciation and amortization in 2010 increased 7% over 2009.  This was due to an increased investment in non-rental property and equipment, primarily transportation equipment and leasehold improvements resulting from the opening of fifteen new rental branches since the end of the second quarter of 2009, to an average original cost of $111 million in 2010 compared to $100 million in 2009.

Interest Expense

Interest expense in 2010 increased 43% from 2009.  Our average debt balance in 2010 was about the same as that for 2009 at $610 million.  However, our weighted average interest rate increased in 2010 to 8.0% from 5.7% in 2009, primarily due to the financing transaction the Company completed in the first quarter of 2010.  See “—Liquidity and Capital Resources.”

Recent Accounting Pronouncements

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Liquidity and Capital Resources

Our business is capital intensive and highly dependent upon the level of construction activity in the  regions in which we operate.  We purchase new equipment both to expand the size and maintain the age of our rental fleet.  For the three and six months ended June 30, 2010 and 2009, we had total expenditures on new rental equipment of $7 million and $10 million, and $9 million and $16 million, respectively.  In response to the economic recession, in the third quarter of 2008, we began aggressively scaling back our capital expenditures.  We expect rental equipment expenditures in 2010 to be lower than 2009 based on anticipated customer demand and market conditions.  Additionally, the level of capital expenditures we may incur is restricted by our Second Amended and Restated Loan and Security Agreement dated as of January 8, 2010 among us and our lenders (the “Credit Facility”).  However, if demand for rental equipment from our customers increases, expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment could be higher than we currently expect, subject to the restrictions in our Credit Facility and availability and costs of financing.

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

The equipment rental  industry continues to experience reduced credit and capital financing availability and highly curtailed construction activities, all of which may continue to have adverse effects on the industry for an indeterminate period.  As discussed in Part II, Item 1A.—Risk Factors, the rental equipment industry is experiencing reduced demand for equipment rentals and sales, which in turn has adversely affected, and may continue to have an adverse effect on, the value of our rental fleet, which could decrease our borrowing availability.  Additionally, current or potential customers may delay or decrease equipment rentals and purchases, may be unable to pay us for prior equipment rentals, may delay paying us for prior equipment rentals and services, or may be unable to obtain financing  for planned equipment purchases.  Also, if the banking system or the financial markets deteriorate or become volatile again, the funding for and number of capital projects may continue to decrease, which may further impact the demand for our rental equipment and services.  The effects and duration of such circumstances and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may be significant.

As also discussed in Part II, Item 1A.—Risk Factors, as of June 30, 2010, we had $284 million outstanding and $66 million of unused availability, but only $23 million of net borrowing availability, under the Credit Facility (because of the availability block and other reserves discussed below under “Indebtedness — Credit Facility and Term Loan”).  Actual unused borrowing availability as of June 30, 2010 was $17 million due to additional restrictions on the incurrence of priority indebtedness imposed by the indenture governing our 9 ¼% Second Priority Senior Secured Notes (“Second Priority Notes”).

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

We believe that, subject to the effects of unknown future events such as further economic developments and the outcome of related uncertainties, our existing sources of liquidity will likely be sufficient to meet the cash requirements of our operations for at least the next year.  However, our liquidity could also be adversely affected by decreases in equipment values, which is a primary factor in the calculation of our borrowing base.  To the extent that equipment values adversely affect our borrowing base and the sources of liquidity described above are not sufficient to fund our operations, we may require additional debt or equity financing, access to which will be affected by prevailing economic conditions and financial, business, and  other factors, some of which are beyond our control.  In addition, the Company’s revolving credit facility matures August 21, 2011.  Prior to such date, management intends to either refinance the facility or arrange for an extension of the maturity, however, no assurance can be given that such efforts will be successful.

Indebtedness

As of June 30, 2010, the weighted average interest rate on our total debt of $617 million, described in more detail below, was approximately 8.0%.

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

The borrowing base under the Revolver is limited to the lesser of the aggregate commitment of $350 million or the Qualified Collateral, after reducing each by a $40 million availability block.  As of June 30, 2010, our borrowing base was $310 million, we had $284 million outstanding and $66 million of unused availability, but only $23 million of borrowing availability, under the Revolver because of reserves required by the lenders under this facility.  The Company is required to report on compliance with financial covenants quarterly.  The financial covenants required to be maintained are (1) a net capital expenditure restriction that is fixed at $4.5 million for the first two quarters of 2010, and subsequently determined quarterly based on a performance grid that considers time utilization and dollar utilization, and (2) a minimum time utilization ratio of 45%.

Borrowings under the Revolver accrue interest at either (a) prime rate plus 250 to 300 basis points for prime rate loans, or at the Company’s option (b) LIBOR plus 350 to 400 basis points for LIBOR based loans; the rates charged fluctuate within these ranges depending on the Company’s fixed charge coverage ratio, as defined in the Credit Facility.  As of June 30, 2010, the Revolver had a weighted average interest rate of 4.4% per annum.

The Term Loan bears interest at 16% per annum, payable monthly and  matures December 15, 2012.

The Credit Facility contains other usual and customary covenants and default provisions.

Second Priority Notes.  At June 30, 2010, we had outstanding $236.7 million principal amount of Second Priority Notes.  These notes are due August 15, 2013 and are secured on a second priority basis, behind the Revolver and Term Loan, by substantially all of our existing and future acquired assets.

Sources and uses of cash.  Net cash provided by operating activities for the six months ended June 30, 2010 was $38 million lower than for the same period in 2009 due primarily to a higher net loss in 2010 of about $28 million excluding the effects of the $12 million gain on debt exchange in 2010.  Net cash used in investing activities for 2010 decreased $15 million due to significantly lower capital expenditures in 2010.  Net cash provided by financing activities increased in 2010 by about $24 million primarily to fund operations and net capital expenditures.

Non-GAAP Financial Measures

The Company presents EBITDA because it believes EBITDA is a useful analytical tool routinely used as a valuation and financial performance measure by the financial and investment communities.  The Company also uses EBITDA because EBITDA is a primary factor in the calculation of certain covenants in the Company’s credit agreements.  See “—Liquidity and Capital Resources.”  EBITDA is defined as earnings before interest, taxes, depreciation, and amortization (gain on debt exchange has also been included for this comparison).  EBITDA is not, however, a measure of financial performance or liquidity under U.S. generally accepted accounting principles.  Accordingly, EBITDA should not be considered a substitute for net income or cash flows as an indicator of the Company’s operating performance or liquidity.  EBITDA margin is EBITDA as a percentage of total revenues.  For purposes of the following, debt includes line of credit payable, term loans payable, other notes payable, and the Second Priority Notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

EBITDA	$10,852	$16,587	$16,778	$37,835
EBITDA margin	15.0%	23.2%	12.6%	26.6%

	Twelve Months Ended June 30, 2010
	(In thousands)
EBITDA	$46,663
EBITDA margin	17.0%
Debt to EBITDA ratio	13.2	x

The tables below provide reconciliations of net income and EBITDA for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net loss	$(27,232)	$(18,083)	$(47,446)	$(31,626)
Gain on debt exchange	—	—	(11,929)	—
Interest expense	13,399	9,180	26,339	18,395
Depreciation, rental equipment	22,094	23,020	44,640	46,209
Other depreciation and amortization	2,591	2,470	5,174	4,857
EBITDA	$10,852	$16,587	$16,778	$37,835

Twelve Months Ended June 30, 2010
(In thousands)
Net loss	$(86,707)
Gain on debt exchange	(11,929)
Interest expense	44,778
Depreciation, rental equipment	90,274
Other depreciation and amortization	10,247
EBITDA	$46,663

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair value of our long-term fixed interest rate debt (specifically, the Second Priority Notes) at June 30, 2010 was $80.5 million; its carrying value was $236.7 million.  Estimated fair values were determined by reference to quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test.  Borrowings under the credit facility accrue interest at either (a) prime rate plus 250 to 300 basis points for prime rate loans, or at our option (b) LIBOR plus 350 to 400 basis points for LIBOR based loans; the rates charged will fluctuate within these ranges depending on our fixed charge coverage ratio.  In addition, our credit facility has an annual unused line fee of 50 basis points for each lender’s unused commitments under the revolving credit line.  An increase in the interest rate of 100 basis points would increase our annual interest expense by $2.8 million based on $283.9 million, which was the amount of outstanding debt under our credit facility as of June 30, 2010.

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

Our products and services are used primarily in non-residential construction activity and, to a lesser extent, in residential construction activity, industrial activity and the convention business.  The economic downturn and the resulting decreases in construction and industrial activities in the United States has adversely affected our revenues and operating results and may further decrease the demand for our equipment and the prices we can charge.  By way of comparison, in 2002 and 2003, non-residential construction activity declined significantly from prior periods, which had an adverse effect on our results in 2002 and 2003.  Because of the current economic environment, we have seen similar adverse effects on our results in 2009 and the first half  of 2010 and expect this trend may continue through most, if not all, of 2010.

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

Our operating results are highly dependent on the strength of the Las Vegas economy and that of the other principal market areas in which we operate.  For the three month period ended June 30, 2010, respectively, the percentage of revenues attributable to our Las Vegas operations was 21%, with an additional 26% generated in California and an additional 20% generated in Texas.  Any future weakness in the Las Vegas, California or Texas economies could have a material adverse effect on our operations.

Our substantial debt exposes us to various risks.

Our total indebtedness was $617 million at June 30, 2010.  Our substantial indebtedness has the potential to affect us adversely in many ways. For example, it will or could:

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

As of June 30, 2010, we had $283.9 million outstanding and $66 million of unused availability, but only $23 million of net borrowing availability, under the revolving portion of our Credit Facility because of reserves required by the lenders under this facility.  Many banks and other financial institutions have been adversely affected by conditions in the banking and financial markets during the past two years.  If any of the lenders that are parties to our Credit Facility experience difficulties that render them unable to fund future draws on the revolver, we may not be able to access all or a portion of these funds.  The inability to make future draws could have a material adverse effect on our business, results of operations or ability to maintain the overall quality of our rental fleet.

In addition, from time to time, the priority debt restriction under the indenture governing our Second Priority Notes may be more restrictive than the calculation of unused borrowing availability under the Credit Facility.  As of June 30, 2010, the indenture covenant limiting priority indebtedness was more restrictive than the Credit Facility and, as a result, unused borrowing availability applying both restrictions was $17 million.

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

During the third quarter of 2008, we began aggressively scaling back our capital expenditures.  In all of 2009, we had total capital expenditures for rental equipment of $27.8 million.  During the three months ended June 30, 2010, we had total capital expenditures for rental equipment of $8.7 million.  We expect total capital expenditures for rental equipment in 2010 to be less than the 2009 amount based on anticipated customer demand and market conditions.  Because of these substantial reductions in capital expenditures for new rental fleet, the average age of our rental fleet will likely increase in 2010.  The weighted average age of our fleet at June 30, 2010 was 43.6 months, and 33.5 months at June 30, 2009.  Accordingly, we expect the cost of repairing and maintaining our rental fleet, which was approximately $4.5 million and $4.2 million for the three month periods ended June 30, 2010 and 2009, will likely increase.  Additionally, if the cost of new equipment we use in our rental fleet increases, we may be required to spend more for replacement equipment.  The cost of new equipment may increase due to increased material costs and increases in the cost of fuel, which is used in the manufacturing process and in delivering the equipment to us.  Although such increases did not have a significant effect on our financial condition and results of operations in 2009, any material increase in new equipment and repairs and maintenance costs could adversely affect our revenues, profitability and financial condition.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                             (Removed and Reserved)

ITEM 5.                             OTHER INFORMATION

On May 6, 2009, U.S. Bank National Association was appointed the successor trustee to Wells Fargo, N.A. with respect to our Second Priority Notes.

ITEM 6.                             EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Second Amended and Restated Loan and Security Agreement. (2)

4.2	Indenture, dated as of August 18, 2005, between the Company, as Issuer, and Wells Fargo, N.A., as Trustee. (3)

4.3	Supplemental Indenture. (4)

4.4	Registration Rights Agreement, dated as of January 17, 2007, by and among the Company, CIBC World Markets Corp. and Banc of America Securities LLC. (5)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated herein by reference to our Registration Statement on Form S-4, File No. 333-128688, filed with the SEC on September 29, 2005.

(2)  Incorporated herein by reference to our Current Report on Form 8-K, filed with the SEC on January 12, 2010.

(3)  Incorporated herein by reference to our Registration Statement on Form S-4, File No. 333-128688, filed with the SEC on September 29, 2005.

(4)  Incorporated herein by reference to our Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(5)  Incorporated herein by reference to our Registration Statement on Form S-4, File No. 333-141011, filed with the SEC on March 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2010.

AHERN RENTALS, INC.

By:	/s/ Howard L. Brown
Howard L. Brown
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)