Form 10-Q
period 2010-09-30
AHERN RENTALS INC
filed 2010-11-12
CIK 1337913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2010
Common Stock, no par value per share	1,000 shares

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

AHERN RENTALS, INC.

PART I          FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

AHERN RENTALS, INC.

Balance Sheets

September 30, 2010 and December 31, 2009

(In thousands, except share amounts)

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
	(Unaudited)
ASSETS

Cash	$1,677	$1,085
Accounts receivable, net of allowance of $2,747 and $2,001	57,177	48,651
Inventories	22,452	29,154
Rental equipment, net	405,967	473,065
Other property and equipment, net	60,819	64,113
Debt issuance costs, net	7,351	6,026
Other	7,438	5,979
	$562,881	$628,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Revolving credit facility payable	$285,788	$316,338
Accounts payable	12,851	14,874
Accrued expenses	15,797	22,209
Second priority senior secured notes payable	237,870	291,858
Term loan payable	95,000	—
Other note payable	1,565	1,687
	648,871	646,966

Stockholders’ Equity (Deficit)

Common stock, no par or stated value, 25,000 shares authorized, 1,000 shares issued and outstanding	5,915	5,915
Deficit	(91,905)	(24,808)
	(85,990)	(18,893)
	$562,881	$628,073

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Operations and Retained Earnings (Deficit) (Unaudited)

Three and Nine Months Ended September 30, 2010 and 2009

(In thousands)

	Three Months		Nine Months
	2010	2009	2010	2009
REVENUES
Equipment rentals and related	$68,087	$65,039	$179,130	$189,980
Sales of rental equipment	6,277	2,336	16,825	8,185
Sales of new equipment and other	5,835	5,128	17,055	16,397
	80,199	72,503	213,010	214,562
COST OF REVENUES
Cost of equipment rental operations, excluding depreciation, including related party rent expense of $1,761, $1,712, $5,290, and $4,937	35,999	34,009	105,430	95,974
Depreciation, rental equipment	21,653	22,899	66,293	69,108
Cost of rental equipment sold	5,921	1,513	16,023	5,590
Cost of new equipment sold and other	4,444	4,190	13,600	13,843
	68,017	62,611	201,346	184,515

GROSS PROFIT	12,182	9,892	11,664	30,047

OPERATING EXPENSES
Selling, general, and administrative, including related party rent expense of $822, $848, $2,305, and $2,471	15,674	14,750	43,002	43,306
Other depreciation and amortization	2,611	2,514	7,785	7,371
	18,285	17,264	50,787	50,677

OPERATING LOSS	(6,103)	(7,372)	(39,123)	(20,630)

OTHER INCOME (EXPENSE)
Interest expense	(13,565)	(9,212)	(39,904)	(27,607)
Gain on debt exchange	—	—	11,929	—
Other, net	17	47	1	74

NET LOSS	$(19,651)	$(16,537)	$(67,097)	$(48,163)

RETAINED EARNINGS (DEFICIT), BEGINNING OF PERIOD	$(72,254)	$14,453	$(24,808)	$48,430

Net loss	(19,651)	(16,537)	(67,097)	(48,163)
Distributions	—	—	—	(2,351)

RETAINED EARNINGS (DEFICIT), END OF PERIOD	$(91,905)	$(2,084)	$(91,905)	$(2,084)

See notes to financial statements.

AHERN RENTALS, INC.

Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2010 and 2009

(In thousands)

	2010	2009
OPERATING ACTIVITIES:

Net loss	$(67,097)	$(48,163)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gross profit on disposition of property and equipment	(693)	(2,580)
Depreciation and amortization of rental and other property and equipment	74,078	76,479
Gain on debt exchange	(11,929)	—
Gain on insurance settlements	(544)	—
Amortization of debt issuance costs	3,080	1,621
Amortization of premium on senior secured notes	(315)	(385)
Provision for bad debts	1,092	424
Changes in operating assets and liabilities:
Accounts receivable	(9,618)	3,020
Inventories	6,702	4,033
Other	(1,579)	(1,979)
Accounts payable	(2,023)	1,633
Accrued expenses	(6,412)	(7,096)
Net cash provided by (used in) operating activities	(15,258)	27,007

INVESTING ACTIVITIES:
Purchases of rental equipment	(13,633)	(22,157)
Purchases of other property and equipment	(4,490)	(10,292)
Proceeds from sales of rental equipment and other property	14,622	8,228
Insurance proceeds from rental equipment and property claims	1,172	—
Net cash used in investing activities	(2,329)	(24,221)

FINANCING ACTIVITIES
Proceeds from borrowings	296,980	232,860
Repayment of borrowings	(272,652)	(233,605)
Debt issuance costs paid	(6,149)	—
Distributions	—	(2,351)
Net cash provided by (used in) financing activities	18,179	(3,096)
NET INCREASE (DECREASE) IN CASH	592	(310)
CASH, BEGINNING OF PERIOD	1,085	1,758
CASH, END OF PERIOD	$1,677	$1,448

See notes to financial statements.

AHERN RENTALS, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      Basis of presentation

The accompanying unaudited interim financial statements are prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”) and the interim reporting requirements applicable to Form 10-Q.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted.  Events subsequent to the latest balance sheet date were evaluated by management through the date of filing of this report to determine the need for any adjustments to, or disclosure in, the financial statements.  In the opinion of the Company, all necessary adjustments have been made to present fairly, in all material respects, the financial position of the Company as of September 30, 2010, and its results of operations and cash flows for all the periods presented.  These unaudited financial statements should be read in conjunction with the Company’s 2009 Form 10-K from which the balance sheet information as of December 31, 2009 is derived.  Interim operating results for the current periods are not necessarily indicative of operating results to be expected for the full year.

2.                                      Related party transactions

The Company purchases forklifts and certain other equipment from an entity controlled by the Company’s majority shareholder.  During the three and nine months ended September 30, 2010 and 2009, the Company purchased approximately $1.0  and $1.8 million, and $4.4 and $6.9 million of equipment, respectively, from this affiliate, of which $0.7 and $0.6 million, and $3.7  and $1.6 million, respectively, were contemporaneously resold to unaffiliated parties.

3.                                      Contingencies

In September 2010, the Company settled a lawsuit and paid the $1 million settlement. The Company is a defendant in certain other legal matters arising in the ordinary course of business.  Based on available information, management is unable to estimate the minimum costs, if any, to be incurred upon disposition of these other matters, and therefore no provision for loss has been made.  In the opinion of management, the outcome of these matters is not likely to have a material effect on the future financial position, results of operations or cash flows of the Company.

The equipment rental industry continues to experience reduced credit and capital financing availability and highly curtailed construction activities, all of which may continue to have adverse effects on economic conditions and the Company’s future operations and cash flows for an indeterminate period.  The effects and duration of these circumstances and related risks and uncertainties cannot be estimated at this time but may be significant.  In addition, the Company’s revolving credit facility matures August 21, 2011.  While the Company believes that its future cash flows from operations and borrowings under its Credit Facility will be sufficient to satisfy its obligations when due until the maturity of the Credit Facility in August 2011, no assurance can be given.  Prior to that date, we intend to either refinance the facility or arrange for an extension of the maturity, but we may be unable to do so.

4.                                      Fair value of financial instruments

As of September 30, 2010, the estimated fair values of cash, accounts receivable, accounts payable and debt, other than the Company’s second priority senior secured notes payable, approximated their cost-based carrying amounts due to the short maturity of these instruments, or because the related interest rates approximate current market rates.  The estimated fair value of the second priority senior secured notes payable, however, approximated $101.8 million based on reference to quoted market prices (“level 1 inputs”, as defined by GAAP) compared to their carrying amount of $236.7 million.

5.                                      Reclassifications

Certain minor reclassifications have been made to the amounts in the 2009 Statements of Operations to conform to the 2010 presentation.

ITEM 2.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this quarterly report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009 contained in our Annual Report on Form 10-K for that year.

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

Our revenues are affected primarily by changes in the level of investment in new equipment for our rental fleet, openings of new branch locations and the relative strength of the economies in the geographic regions in which we operate.  For financial reporting purposes, our revenues are divided into three categories:

•                        Equipment rentals and related includes revenues from renting equipment and related revenues such as the fees we charge for equipment delivery, damage waivers, repair of rental equipment and fuel.  For the three and nine months ended September 30, 2010, revenues from equipment rentals and related accounted for approximately 85% and 84% of our total revenues.  Of equipment rentals and related revenues for both periods, 60% was attributable to rentals of high reach equipment, 23% to rentals of general rental equipment, including ground engaging equipment, and 17% to rental related revenues.

•                        Sales of rental equipment represents revenues from the sale of our used rental equipment.  For both the three and nine months ended September 30, 2010, these revenues accounted for approximately 8% of our total revenues.

•                        Sales of new equipment and other is primarily revenues from the sale of new equipment, merchandise and supplies.  For the three and nine months ended September 30, 2010, these revenues accounted for approximately 7% and 8% of our total revenues.

Equipment rental revenues are affected by several factors including general economic conditions and conditions in the non-residential construction industry in particular, the amount and quality of equipment available for rent, rental rates, the mix and percentage of equipment rented, length of time the equipment is on rent, and weather.  We use “dollar utilization” to measure the interaction of changes in rental rates, product mix, average length of rental, and time utilization.  Dollar utilization is the annualized ratio of equipment rentals and related revenues on our entire fleet of rental equipment for a period to the average original cost of our rental fleet during that period.  Revenues from the sale of used equipment are affected by equipment values, general economic conditions, the amount and type of equipment available in the marketplace, and the condition and age of the equipment.  Consequently, the age and mix of equipment in our rental fleet has a direct impact on these revenues.  Other revenues, including revenues from the sale of new equipment and from the sale of parts, supplies and maintenance and repair services, are affected by the price at which the applicable items can be sold and general economic conditions.

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

Operating expenses include all selling, general and administrative expenses (“SG&A”) and depreciation and amortization on non-rental property and equipment. Non-rental property and equipment mainly includes our fleet of service and delivery trucks, furniture and fixtures, and leasehold improvements.  SG&A expenses include primarily sales force compensation, information technology costs, administrative payroll, marketing costs, professional fees, and property and casualty insurance.  The Company recorded in SG&A a $1 million legal settlement in September 2010.

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

In addition, our operating results have been highly dependent on the strength of the economy of Las Vegas, Nevada.  For the three and nine months ended September 30, 2010 and 2009, the percentage of our total revenues attributable to our Las Vegas operations was 18% and 22%, and 19% and 26%, respectively.  The rapid growth experienced by the Las Vegas area in past years has contributed significantly to our revenues.  Based on recent trends and anticipated customer demand and market conditions, we do not believe that the strong operating results we have historically experienced in Las Vegas will continue at the same or similar levels during the remainder of 2010 or beyond.  Because of this and also due to the slowdown in the construction industry in other markets we serve, we have employed and continue to employ several strategies:

•                        Redeploying unutilized rental fleet to existing branch locations with higher demand and also to new markets with high growth potential in an effort to improve the utilization of our rental fleet and continue to diversify our business.  We opened 17 new rental branches in 2009 and have opened 7 more in 2010; we do not plan to open any more rental branches in 2010.  We determine the markets to open branch locations through extensive economic and demographic research and also evaluate markets that may already be complementary to our existing branch locations.  Opening new branch locations should not require significant capital because most of the fleet that will be deployed in a new branch will be moved from existing branches.  This strategy has been particularly important as large projects with significant amounts of rental equipment, such as the City Center project in Las Vegas, Nevada were completed in mid to late 2009.  We have been successful in redeploying equipment from Las Vegas into new branches.

•                        Significantly reducing our capital expenditures.  In all of 2009, we spent $42 million on capital expenditures ($30 million net of equipment sold). In the third quarter of 2010, we had $6.0 million in capital expenditures (negative $0.4 million net of proceeds from equipment sales and insurance claims) and expect total 2010 net capital expenditures to be substantially less than 2009, mainly consisting of fleet maintenance, fill-in equipment to meet specific customer needs, and support of new branches.  A consequence of reduced capital expenditures is that the average age of our rental fleet will likely increase, leading to increased repair, maintenance, and equipment replacement costs.

•                        Cost containment through reductions in personnel and some employee benefits, renegotiation of vendor pricing structures, reduced commissions and bonuses for senior management, and increased scrutiny of all operational and administrative processes to reduce expenses.

•                        Expanding our customer base into infrastructure related, alternative energy and other end-user markets distinct from the non-residential construction sector and entering into over 100 national account agreements with our customers, allowing us to better serve existing customers since moving from a regional to a national branch network structure and helping us to pursue new customers we did not previously have the branch infrastructure to serve.

•                        Selling excess rental fleet as market conditions warrant.  This would generate cash and improve utilization, but could reduce liquidity if the cash generated from the sale was less than the value that asset contributes to the borrowing base under our revolving credit facility.

Results of Operations

Comparative Three Months Ended September 30, 2010 and 2009

Revenues

Revenues in 2010 increased 11% compared to 2009.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2010 increased 5% compared to 2009.  These revenues accounted for 85% and 90% of total revenues in 2010 and 2009, respectively.  Same branch revenues decreased 3%, or $2.1 million; this decrease in revenues is offset by an approximate $5.1 million increase in revenues from thirteen new rental branches opened since the end of the third quarter of 2009.  Additionally, the average original cost of our rental fleet decreased to $790 million in 2010 from $825 million in 2009 and average dollar utilization increased to 34.5% in 2010 from 31.5% in 2009.  This increase in dollar utilization was caused mostly by an increase in our average time utilization of our high reach equipment to 63%  from 56% for 2009 offset by a 4% decrease in average rental rates.

Sales of rental equipment.  Sales of rental equipment in 2010 increased 169% from 2009 due mainly in 2010 to a 91% increase in equipment units sold and higher prices realized per unit.  Consistent with our strategy to sell excess rental fleet as market conditions warrant, in 2010, we sold 6% more equipment units through retail channels and 255% more equipment units through auction channels.

Sales of new equipment and other revenues.  Sales of new equipment and other revenues in 2010 increased 14% from 2009 due mainly to increased new equipment sales.  We sold 14% more new equipment units in 2010 than 2009 due largely to new equipment sold at our thirteen new rental branches opened since the end of the third quarter of 2009..

Cost of Revenues

Cost of revenues in 2010 increased 9% from 2009.  As a percentage of revenues, cost of revenues was 85% in 2010 and 86% in 2009.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2010 increased 6% from 2009.  Same branch costs decreased 1% in 2010 from 2009 due mainly to decreases in labor costs and property taxes.  The opening of thirteen new rental branches since the end of the third quarter of 2009 contributed approximately $2.4 million to the cost of equipment rental operations.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 53% in 2010 and 52% in 2009.

Depreciation, rental equipment.  Depreciation, rental equipment in 2010 decreased 5% compared to 2009 due to a decrease in the average original cost of our rental fleet as described previously under the caption “—Revenues —Equipment rentals and related revenues”.

Cost of rental equipment sold.  Cost of rental equipment sold in 2010 increased 291% compared to 2009.  The main cost of rental equipment sales is the net book value of the sold equipment, which averaged 94% of revenue in 2010 and 65% of revenue in 2009 thereby resulting in a lower gross margin on rental equipment sold in 2010.  Although our profit margin on rental equipment sold at retail was 41% in 2010 compared to 38% in 2009, our profit margin on auction sales was negative 9% in 2010 compared to a positive 34% in 2009.  As described above under the caption “—Revenues —Sales of rental equipment”, we sold substantially more equipment units at auction in 2010 than in 2009 in an effort to better balance our rental fleet by selling under-utilized equipment and using the proceeds to buy higher utilized equipment needed by our customers.

Cost of new equipment sold and other.  Cost of new equipment sold and other in 2010 increased 6% from 2009 due mainly to the increase in sales of new equipment described under the caption “—Revenues —Sales of new equipment and other revenues.”  Our profit margin on new equipment sales was 10.4% in 2010 and 8.8% in 2009.

Selling, General and Administrative

SG&A in 2010 increased 6% from 2009.  Excluding the effects of a $1 million legal settlement in 2010, SG&A in 2010 increased less than 1% from 2009.  Total payroll costs decreased 3% in 2010 in spite of the growth in our sales force related to opening thirteen new rental branches since the end of the third quarter of 2009.  Excluding the effects of sales force payroll costs related to the new branches opened since the third quarter of 2009, total SG&A payroll costs decreased 10%.  SG&A, as a percentage of total revenues, was 20% in both 2010 and 2009.

Other Depreciation and Amortization

Other depreciation and amortization in 2010 increased 4% over 2009.  This was due to an increased investment in non-rental property and equipment, primarily transportation equipment and leasehold improvements resulting from the opening of thirteen new rental branches since the end of the third quarter of 2009, to an average original cost of $113 million in 2010 compared to $105 million in 2009.

Interest Expense

Interest expense in 2010 increased 47% from 2009.  Our average debt balance in 2010 increased to $616 million from $607 million in 2009.  Also, our weighted average interest rate increased in 2010 to 8.0% from 5.7% in 2009, primarily due to the financing transaction the Company completed in the first quarter of 2010.  See “—Liquidity and Capital Resources.”

Comparative Nine Months Ended September 30, 2010 and 2009

Revenues

Revenues in 2010 decreased 1% compared to 2009.  The primary factors contributing to the change are discussed below.

Equipment rentals and related revenues.  Equipment rentals and related revenues in 2010 decreased 6% compared to 2009.  These revenues accounted for 84% and 89% of total revenues in 2010 and 2009, respectively.  Same branch revenues decreased 11%, or $20.4 million; this decrease in revenues is offset by an approximate $9.5 million increase in revenues from thirteen new rental branches opened since the end of the third quarter of 2009.  Additionally, the average original cost of our rental fleet decreased to $805 million in 2010 from $827 million in 2009, and average dollar utilization decreased to 29.7% in 2010 from 30.6% in 2009.  This decrease in dollar utilization was caused mostly by an 8% decrease in average rental rates offset by an increase in our average time utilization of our high reach equipment to 56.1% from 55.8% for 2009.

Sales of rental equipment.  Sales of rental equipment in 2010 increased 106% from 2009.  Excluding $2.3 million recorded in 2010 related to an equipment trade transaction, sales of rental equipment in 2010 increased 77% from 2009 due mainly to a 54% increase in equipment units sold and higher prices realized per unit in 2010.  Consistent with our strategy to sell excess rental fleet as market conditions warrant, in 2010, we sold 30% more equipment units through retail channels and 91% more equipment units through auction channels.

Sales of new equipment and other revenues.  Sales of new equipment and other revenues in 2010 increased 4% from 2009 due mainly to sales of new equipment.  However, in 2009 the Company sold at auction a group of new equipment units held for resale for $1.7 million.  Excluding the revenue from this transaction, sales of new equipment increased 36% in 2010 due to selling 15% more new equipment units in 2010 at higher prices due to the mix of equipment sold compared to 2009.

Cost of Revenues

Cost of revenues in 2010 increased 9% from 2009.  As a percentage of revenues, cost of revenues was 95% in 2010 and 86% in 2009.  The primary factors contributing to the change are described below.

Cost of equipment rental operations, excluding depreciation.  Cost of equipment rental operations, excluding depreciation, in 2010 increased 10% from 2009.  Same branch costs increased 4% in 2010 from 2009 due largely to increases in fuel costs, rent and facilities costs, and freight costs offset by decreases in same branch labor costs and property taxes.  The opening of thirteen new rental branches since the end of the third quarter of 2009 contributed approximately $6 million to the cost of equipment rental operations.  As a percentage of equipment rentals and related revenues, cost of equipment rental operations was 59% in 2010 and 51% in 2009.

Depreciation, rental equipment.  Depreciation, rental equipment in 2010 decreased 4% compared to 2009 due to a decrease in the average original cost of our rental fleet as described previously under the caption “—Revenues —Equipment rentals and related revenues”.

Cost of rental equipment sold.  Cost of rental equipment sold in 2010 increased 187% compared to 2009.  Excluding $3.4 million related to an equipment trade described under the caption “—Revenues —Sales of rental equipment.” cost of rental equipment sold in 2010 increased 125% compared to 2009.   The main cost of rental equipment sales is the net book value of the sold equipment, which averaged 95% of revenue in 2010 and 68% of revenue in 2009, excluding the aforementioned trade transaction. thereby resulting in a lower gross margin on rental equipment sold in 2010.  Although our profit margin on rental equipment sold at retail was 39% in both 2010 and 2009, our profit margin on auction sales was negative 7% in 2010 compared to a positive 24% in 2009.  As described above under the caption “—Revenues —Sales of rental equipment”, we sold substantially more equipment units at auction in 2010 than in 2009 in an effort to better balance our rental fleet by selling under-utilized equipment and using the proceeds to buy higher utilized equipment needed by our customers.

Cost of new equipment sold and other.  Cost of new equipment sold and other in 2010 decreased 2% from 2009.  However, in 2009, the Company sold at auction a group of new equipment units held for resale with a net book value of $2.6 million.  Excluding the effects of this transaction, cost of new equipment sold and other increased 21% due mainly to the increase in sales of new equipment described under the caption “—Revenues —Sales of new equipment and other revenues.”  Our profit margin on new equipment sales was 8% in 2010 and 11% in 2009; the lower profit margin in 2010 is due to general economic conditions.

Selling, General and Administrative

SG&A in 2010 decreased 1% over 2009.  Excluding the effects of a $1 million legal settlement in 2010, SG&A in 2010 decreased 3% from 2009.  Total payroll costs decreased 2% in 2010 in spite of the growth in our sales force related to opening thirteen new rental branches since the end of the third quarter of 2009.  Excluding the effects of sales force payroll costs related to the new branches opened since the third quarter of 2009, total SG&A payroll costs decreased 7%.  SG&A, as a percentage of total revenues, was 20% in both 2010 and 2009.

Other Depreciation and Amortization

Other depreciation and amortization in 2010 increased 6% over 2009.  This was due to an increased investment in non-rental property and equipment, primarily transportation equipment and leasehold improvements resulting from the opening of thirteen new rental branches since the end of the third quarter of 2009, to an average original cost of $112 million in 2010 compared to $102 million in 2009.

Interest Expense

Interest expense in 2010 increased 45% from 2009.  Our average debt balance increased in 2010 to $612 million compared to $609 million for 2009.  Also, our weighted average interest rate increased in 2010 to 8.0% from 5.7% in 2009, primarily due to the financing transaction the Company completed in the first quarter of 2010.  See “—Liquidity and Capital Resources.”

Recent Accounting Pronouncements

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Liquidity and Capital Resources

Our business is capital intensive and highly dependent upon the level of construction activity in the regions in which we operate.  We purchase new equipment both to expand the size and maintain the age of our rental fleet.  For the three and nine months ended September 30, 2010 and 2009, we had total expenditures on new rental equipment of $5 million and $6 million, and $16 million and $22 million, respectively.  In response to the economic recession, in the third quarter of 2008, we began aggressively scaling back our capital expenditures.  We expect rental equipment expenditures in 2010 to be lower than 2009 based on anticipated customer demand and market conditions.  Additionally, the level of capital expenditures we may incur is restricted by our Second Amended and Restated Loan and Security Agreement dated as of January 8, 2010 among us and our lenders (the “Credit Facility”).  However, if demand for rental equipment from our customers increases, expenditures to purchase new rental equipment, replace used rental equipment, and purchase transportation equipment could be higher than we currently expect, subject to the restrictions in our Credit Facility and availability and costs of financing.

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

The equipment rental industry continues to experience reduced credit and capital financing availability and highly curtailed construction activities, all of which may continue to have adverse effects on the industry for an indeterminate period.  As disclosed in Part II, Item 1A.—Risk Factors, the rental equipment industry is experiencing reduced demand for equipment rentals and sales, which in turn has adversely affected, and may continue to have an adverse affect on, the value of our rental fleet, which could decrease our borrowing availability.  Additionally, current or potential customers may delay or decrease equipment rentals and purchases, may be unable to pay us for prior equipment rentals, may delay paying us for prior equipment rentals and services, or may be unable to obtain financing for planned equipment purchases.  Also, if the banking system or the financial markets deteriorate or become volatile again, the funding for and number of capital projects may continue to decrease, which may further impact the demand for our rental equipment and services.  The effects and duration of such circumstances and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may be significant.

As also disclosed in Part II, Item 1A.—Risk Factors, as of September 30, 2010, we had $286 million outstanding and $64 million of unused availability, but only $21 million of net borrowing availability, under the Credit Facility (because of the availability block and other reserves discussed below under “Indebtedness — Credit Facility and Term Loan”).  Actual unused borrowing availability as of September 30, 2010 was $15 million due to additional restrictions on the incurrence of priority indebtedness imposed by the indenture governing our 9 ¼% Second Priority Senior Secured Notes (“Second Priority Notes”).

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

We believe that, subject to the effects of unknown future events such as further economic developments and the outcome of related uncertainties, our existing sources of liquidity will likely be sufficient to meet the cash requirements of our operations at least to the maturity of the Credit Facility in August 2011.  However, our liquidity could also be adversely affected by decreases in equipment values, which is a primary factor in the calculation of our borrowing base.  To the extent that equipment values adversely affect our borrowing base and the sources of liquidity described above are not sufficient to fund our operations, we may require additional debt or equity financing, access to which will be affected by prevailing economic conditions and financial, business, and other factors, some of which are beyond our control.  In addition, the Company’s revolving credit facility matures August 21, 2011.  Prior to that date, we intend to either refinance the facility or arrange for an extension of the maturity, but we may be unable to do so.

Indebtedness

As of September 30, 2010, the weighted average interest rate on our total debt of $619 million, described in more detail below, was approximately 8.0%.

Credit Facility and Term Loan.  The Credit Facility is comprised of a $350 million revolving credit facility (“Revolver”) and a $95 million term-loan facility (“Term Loan”), both secured by a first priority interest in substantially all of our existing and future acquired assets.  The Revolver provides for an aggregate commitment of $350 million subject to a borrowing base test of eligible accounts receivable, rental equipment, transportation equipment, and inventories (“Qualified Collateral”).  The Revolver is used to finance working capital needs, capital expenditures, and general corporate purposes.  Cash flow from operations and net proceeds from the sale of our used rental equipment are applied to reduce borrowings under the Revolver, and our expenditures for rental equipment and other property and equipment increase borrowings under the Revolver.  The Revolver matures August 21, 2011.

The borrowing base under the Revolver is limited to the lesser of the aggregate commitment of $350 million or the Qualified Collateral, after reducing each by a $40 million availability block.  As of September 30, 2010, our borrowing base was $310 million, we had $286 million outstanding and $64 million of unused availability, but only $21 million of borrowing availability, under the Revolver because of reserves required by the lenders under this facility.  We are required to report on compliance with financial covenants quarterly.  The financial covenants required to be maintained are (1) a net capital expenditure restriction that was fixed at $4.5 million for the first two quarters of 2010, and subsequently determined quarterly based on a performance grid that considers time utilization and dollar utilization, and (2) a minimum time utilization ratio of 45%.  The net capital expenditure restriction for the three months ended September 30, 2010 was $3.25 million, however actual net capex for this period was a negative $382,500.  According to the covenant, any amount not utilized in one fiscal quarter may be carried forward to the next quarter, but not beyond.  The net capital expenditure restriction for the three months ending December 31, 2010 is $7.1 million and could be as much as $10.3 million with the carryover of the amount not utilized in the third quarter 2010.

Borrowings under the Revolver accrue interest at either (a) prime rate plus 250 to 300 basis points for prime rate loans, or at the Company’s option (b) LIBOR plus 350 to 400 basis points for LIBOR based loans; the rates charged fluctuate within these ranges depending on our fixed charge coverage ratio, as defined in the Credit Facility.  As of September 30, 2010, the Revolver had a weighted average interest rate of 4.3% per annum.

The Term Loan bears interest at 16% per annum, payable monthly and matures December 15, 2012.

The Credit Facility contains other usual and customary covenants and default provisions.

Second Priority Notes.  At September 30, 2010, we had outstanding $236.7 million principal amount of Second Priority Notes.  These notes are due August 15, 2013 and are secured on a second priority basis, behind the Revolver and Term Loan, by substantially all of our existing and future acquired assets.

Sources and uses of cash.  Net cash provided by operating activities for the nine months ended September 30, 2010 was $42 million lower than for the same period in 2009 due primarily to a higher net loss in 2010 of about $31 million excluding the effects of the $12 million gain on debt exchange in 2010.  Net cash used in investing activities for 2010 decreased $22 million due to significantly lower capital expenditures in 2010.  Net cash provided by financing activities increased in 2010 by about $21 million primarily to fund operations and net capital expenditures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

EBITDA	$18,178	$18,088	$34,956	$55,923
EBITDA margin	22.7%	24.9%	16.4%	26.1%

	Twelve Months Ended September 30, 2010
	(In thousands)
EBITDA	$46,753
EBITDA margin	16.5%
Debt to EBITDA ratio	13.2	x

The tables below provide reconciliations of net loss (which includes a $1 million charge in settlement of a lawsuit in September 2010) and EBITDA for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net loss	$(19,651)	$(16,537)	$(67,097)	$(48,163)
Gain on debt exchange	—	—	(11,929)	—
Interest expense	13,565	9,212	39,904	27,607
Depreciation, rental equipment	21,653	22,899	66,293	69,108
Other depreciation and amortization	2,611	2,514	7,785	7,371
EBITDA	$18,178	$18,088	$34,956	$55,923

Twelve Months Ended September 30, 2010
(In thousands)
Net loss	$(89,821)
Gain on debt exchange	(11,929)
Interest expense	49,131
Depreciation, rental equipment	89,028
Other depreciation and amortization	10,344
EBITDA	$46,753

ITEM 3.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair value of our long-term fixed interest rate debt (specifically, the Second Priority Notes) at September 30, 2010 was $101.8 million; its carrying value was $236.7 million.  Estimated fair values were determined by reference to quoted market prices.

The interest on borrowings under our credit facility is at variable rates based on a financial performance test.  Borrowings under the credit facility accrue interest at either (a) prime rate plus 250 to 300 basis points for prime rate loans, or at our option (b) LIBOR plus 350 to 400 basis points for LIBOR based loans; the rates charged will fluctuate within these ranges depending on our fixed charge coverage ratio.  In addition, our credit facility has an annual unused line fee of 50 basis points for each lender’s unused commitments under the revolving credit line.  An increase in the interest rate of 100 basis points would increase our annual interest expense by $2.8 million based on $286 million, which was the amount of outstanding debt under our credit facility as of September 30, 2010.

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

There were no changes in our internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  See “We may be unable to maintain an effective system of internal control over financial reporting” in Part II, Item 1A, “Risk Factors.”

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

Our products and services are used primarily in non-residential construction activity and, to a lesser extent, in residential construction activity, industrial activity and the convention business.  The economic downturn and the resulting decreases in construction and industrial activities in the United States has adversely affected our revenues and operating results and may further decrease the demand for our equipment and the prices we can charge.  By way of comparison, in 2002 and 2003, non-residential construction activity declined significantly from prior periods, which had an adverse effect on our results in 2002 and 2003.  Because of the current economic environment, we have seen similar adverse effects on our results in 2009 and 2010 and expect this trend may continue into 2011.

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

Our operating results are highly dependent on the strength of the Las Vegas economy and that of the other principal market areas in which we operate.  For the three months ended September 30, 2010, the percentage of revenues attributable to our Las Vegas operations was 18%, with an additional 27% generated in California and an additional 19% generated in Texas.  Any future weakness in the Las Vegas, California or Texas economies could have a material adverse effect on our operations.

Our substantial debt exposes us to various risks.

Our total indebtedness was $619 million at September 30, 2010.  Our substantial indebtedness has the potential to affect us adversely in many ways. For example, it will or could:

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

Our ability to compete, sustain our growth and expand our operations through new branches largely depends on access to capital.  If the cash we generate from our business, together with cash on hand and cash that we may borrow under our credit facility, is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing.  However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all.  The revolving portion of our Credit Facility matures in August 2011.  Due to recent developments and current conditions in the credit and capital markets, financing may not be available to us at acceptable rates or costs or otherwise on acceptable terms and we may not be able to extend the maturity of our revolver.  In addition, our ability to obtain additional financing is restricted by both the indenture governing our Second Priority Notes and the agreements governing our Credit Facility.  Although the terms of our existing debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.  If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to new rental branches.  Furthermore, any additional indebtedness that we do incur may make us more vulnerable to the risks described above relative to our substantial debt levels.

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

As of September 30, 2010, we had $286 million outstanding and $64 million of unused availability, but only $21 million of net borrowing availability, under the revolving portion of our Credit Facility because of reserves required by the lenders under this facility.  Many banks and other financial institutions have been adversely affected by conditions in the banking and financial markets during the past two years.  If any of the lenders that are parties to our Credit Facility experience difficulties that render them unable to fund future draws on the revolver, we may not be able to access all or a portion of these funds.  The inability to make future draws could have a material adverse effect on our business, results of operations or ability to maintain the overall quality of our rental fleet.

In addition, from time to time, the priority debt restriction under the indenture governing our Second Priority Notes may be more restrictive than the calculation of unused borrowing availability under the Credit Facility.  As of September 30, 2010, the indenture covenant limiting priority indebtedness was more restrictive than the Credit Facility and, as a result, unused borrowing availability applying both restrictions was $15 million.

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

During the third quarter of 2008, we began aggressively scaling back our capital expenditures.  In all of 2009, we had total capital expenditures for rental equipment of $27.7 million.  During the three months ended September 30, 2010, we had total capital expenditures for rental equipment of $4.9 million.  We expect total capital expenditures for rental equipment in 2010 to be less than the 2009 amount based on anticipated customer demand and market conditions.  Because of these substantial reductions in capital expenditures for new rental fleet, the average age of our rental fleet will likely increase in 2010.  The weighted average age of our fleet at September 30, 2010 was 45.9 months, and 36.2 months at September 30, 2009.  Accordingly, we expect the cost of repairing and maintaining our rental fleet, which was approximately $4.5 million and $4.4 million for the three month periods ended September 30, 2010 and 2009, will likely increase.  Additionally, if the cost of new equipment we use in our rental fleet increases, we may be required to spend more for replacement equipment.  The cost of new equipment may increase due to increased material costs and increases in the cost of fuel, which is used in the manufacturing process and in delivering the equipment to us.  Although such increases did not have a significant effect on our financial condition and results of operations in 2009 or 2010, any material increase in new equipment and repairs and maintenance costs could adversely affect our revenues, profitability and financial condition.

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

None.

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

(5)  Incorporated herein by reference to our Registration Statement on Form S-4, File No. 333-141011, filed with the SEC on March 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2010.

AHERN RENTALS, INC.

By:	/s/ Howard L. Brown
Howard L. Brown
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)